Form 10-Q
period 2009-06-30
Butte Highlands Mining Company, Inc.
filed 2009-08-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:     000-53662

BUTTE HIGHLANDS MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 99, Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

509) 979-3053

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

YES ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At August 11, 2009, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – June 30, 2009 (unaudited) and December 31, 2008

3

Statements of Operations – For the Three Months Ended June 30 and 2008 (unaudited)

4

Statements of Cash Flows - For the Six Months ended June 30, 2009 and 2008 (unaudited)

5

Notes to Financial Statements (unaudited)

6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

13

ITEM 4.  Controls and Procedures

13

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5.  OTHER INFORMATION

13

ITEM 6.  EXHIBITS

13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$203,709	$237,043
Prepaid expense	1,000	1,000
Total Current Assets	204,709	238,043

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(3,980)	(3,777)
Total Property and Equipment	358	561

OTHER ASSETS
Investments	37,800	50,760
Total Other Assets	37,800	50,760
TOTAL ASSETS	$242,867	$289,364

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,013	$4,512
Total Current Liabilities	1,013	4,512

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding, respectively	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding, respectively	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated income during development stage	(329,103)	(299,065)
Other comprehensive income	(178,200)	(165,240)
Total Stockholders' Equity	241,854	284,852
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$242,867	$289,364

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION
					Period from May 18,
					2007 (Inception of
	Three Months Ended		Six Months Ended		Development Stage)
	June 30,		June 30,		to June,
	2009	2008	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
MINERAL LEASE REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	14,778	-	28,779	6,484	88,235
Depreciation	144	93	203	186	937
Officers & directors fees	-	-	-	-	2,000
General and administrative	1,556	1,486	1,856	1,863	20,001
TOTAL OPERATING EXPENSES	16,478	1,579	30,838	8,533	111,173
INCOME (LOSS) FROM OPERATIONS	(16,478)	(1,579)	(30,838)	(8,533)	(111,173)

OTHER INCOME (EXPENSES)
Interest income	712	2,269	800	2,394	6,566
Reimbursement of legal fees	-	-	-	-	-
Interest expense	-	-	-	-	(553)
Gain on sale of mining claims	-	-	-	-	-
TOTAL OTHER INCOME (EXPENSES)	712	2,269	800	2,394	6,013

INCOME (LOSS) BEFORE TAXES	(15,766)	690	(30,038)	(6,139)	(105,160)
INCOME TAXES
Income tax benefit	-	-	-	-	(50,830)
Tax expense	-	-	-	-	(173,113)
	-	-	-	-	(223,943)
NET INCOME (LOSS)	$(15,766)	$690	$(30,038)	$(6,139)	$(329,103)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	$7,560	$(55,080)	$(12,960)	$(125,280)
COMPREHENSIVE INCOME	$(8,206)	$(54,390)	$(42,998)	$(131,419)	$(329,103)

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from May 18,
			2007 (Inception of
	Three Months Ended		Development Stage)
	June 30,		to June 30,
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,038)	$(6,139)	(329,103)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	203	186	936
Gain on sale of mining claims	-	-	-
Changes in assets and liabilities:			-
Decrease (increase) in prepaid expense	-	-	(39)
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	(3,499)	-	1,014
Increase (decrease) in income taxes payable	-	-	-
Net cash used by operating activities	(33,334)	(5,953)	(276,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Net cash used by investing activities	-	-	404,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

DECREASE IN CASH AND CASH EQUIVALENTS	(33,334)	(5,953)	163,095
Cash, beginning of period	237,043	340,698	40,614
Cash, end of period	$203,709	$334,745	203,709
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing mineral properties.  As of the date of reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings, the Company obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders which could not be located.  See Note 5.

As of May 17, 2007 the Company no longer holds any mineral properties or claims, and has reentered the development stage.  The Board of Directors intends to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Operations are primarily conducted from the Company headquarters in Spokane, Washington.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Butte Highlands Mining Company is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.

The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.

The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.   This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.   This Statement eliminates that exception. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165). 1. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

a. The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b. The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c. The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Marketable Securities

The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Under SFAS No. 115, debt securities and equity securities that have readily determinable fair values are to be classified in three categories:

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

Trading Securities – bought principally for purpose of selling them in the near term. Amounts are reported at fair value, with unrealized gains and losses included in earnings.

Available for Sale – not classified in one of the above categories. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

At this time, the Company holds securities classified as available for sale. See “Note 3,  Investments” for further details.

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended June 30, 2009 and 2008 was $203 and $186, respectively.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

Fair Value of Financial Instruments

The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2009.

SFAS No. 157, “Fair Value Measurements(“SFAS 157), define fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company measures its investments at fair value on a recurring basis. See Note 3.

The following table represents our assets by level measured at fair value on a recurring basis at June 30, 2009.

Description	Level 1	Level 2	Level 3

Assets
Investments	$37,800	$-	$-

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset. See Note 5.

NOTE 3 - INVESTMENTS

The Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity.

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other comprehensive income. The Company recognized an unrealized loss for the period ended June 30, 2009 of $12,960 and an unrealized loss for the period ended June 30, 2008 of $125,280.

The following summarizes the securities available for sale at June 30, 2009.

	# of		Market
Security	Shares	Cost	Value
Timberline Resources	108,000	$216,000	$37,800

The fair value of securities is determined by quoted market prices.

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	-	-	$ 37,800	$ 178,200	$ 37,800	$ 178,200

The Company’s investments in marketable equity securities consist solely of an investment in common stock of a company in the precious metals and minerals industry.  The severity of the impairment and the duration of the impairment (less than 12 months) correlates with the drop in the precious metals and minerals industry and the slowdown in the overall US economy over the last 12 months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider the investment to be other-than-temporarily impaired at June 30, 2009.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company utilized office facilities provided by its president.  The value of the office facilities provided by the Company’s president is nominal and immaterial to the financial statements.

NOTE 5 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets for the periods ended March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Net operating loss carryforwards	16,500	10,000
Capital loss carryforwards	-	-
Deferred tax asset	16,500	10,000
Valuation allowance for deferred asset	(16,500)	(10,000)
Net deferred tax asset	-	-

At June 30, 2009, the Company has net operating loss carryforwards of approximately $76,700, which begin to expire in the year 2028. The change in the allowance account from December 31, 2008 to March 31, 2009 was $6,500

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operation or liquidity.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended June 30, 2009, and through August 18, 2009, there were no recognizable or non recognizable subsequent events.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

Some sections of this management’s discussion and analysis of our financial condition and results of operations may contain forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.  The forward-looking statements in this document are based upon various assumptions, and although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

Business of Butte Highlands Mining Company

Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana. The Company is inactive, having sold the last of its mining claims in 2007.

We intend to acquire an interest in a business seeking the perceived advantages of a publicly registered corporation.  We will not restrict our search to any specific business or industry, and the Company may participate in a business venture of virtually any kind or nature. The Company may seek a business opportunity with an entity which has recently commenced operations, wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, develop a new product or service, or for other corporate purposes.  The Company may acquire assets and/or establish subsidiaries in various businesses, or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management of the Company, while not experienced in matters relating to the new direction of the Company, will rely primarily upon their own efforts to accomplish the business purposes.  The Company does not anticipate a significant change in the number of employees during the next 12 months. It is not anticipated that any outside consultants or advisors, other than the Company's legal counsel, will be utilized to effectuate its business purposes described herein. During the next twelve months, the Company expects to be able to satisfy its cash requirements, and does not foresee the need to raise additional capital during this period.

Effective July 6, 2009 the Company voluntarily registered its common stock under the Securities Exchange Act of 1934.  It is the Company’s intention to obtain a listing on the NASDAQ Supervised OTC Bulletin Board.  The Company believes that listing on the OTCBB will facilitate the Company’s efforts to obtain additional equity financing.

Result of Operations for period ended June 30, 2009 compared to the period ended June 30, 2008

During the three and six month periods ended June 30, 2009, the Company had a net loss of $15,766 and $30,038 respectively compared to net income of $690 and a net loss of $6,139 during the three month and six month periods ended June 30, 2008.  This represents an increased net loss of $ 16,456 and  $23,899 over the respective three and six month periods ended June 30, 2008. This increased loss is due to primarily to increased professional fees related to the preparation of the Company’s Registration Statement on Form 10.

Total operating expenses increased to $16,478 during the three month period ended June 30, 2009 from $1,579 for the comparable period ended June 30, 2008.  The increase is primarily due to professional fees incurred in connection with the preparation of the Company’s Registration Statement on Form 10.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2009 was $203,696 compared to working capital of $233,531 at December 31, 2008. Working capital decreased primarily due to the current year expenses related to the Company’s Registration Statement on Form 10 and the fact that the Company had no income from operations.

Net cash used in operating activities was $33,334 during the six month period ended June 30, 2009 compared with $5,953 during the six month period ended June 30, 2008.

Cash flow from investing activities was $0 during the six month period ended June 30, 2009 compared to $0 during the six month period ended June 30, 2008. Cash flow from financing activities was $0 during the six month period ended June 30, 2009 compared with $0 during the six month period ended June 30, 2009. As a result, cash decreased by $33,334 during the six month period ended June 30, 2009. The Company had cash of $203,709  as of June 30, 2009. It will not be necessary for the Company to raise additional capital to continue its business activities in 2009.

Year ended December 31, 2008 compared to year ended December 31, 2007.

Result of Operations

During 2007 the Company sold all of its remaining mining claims, consisting of eight patented claims and eight unpatented claims to Timberline Resources.  The Company received $405,000 in cash and 108,000 shares of Timberline Resources common stock valued at $2.00 per share, for a total sale price of $621,000. The sale resulted in a gain of $601,378.

During 2008, the Company had a net loss of $46,619 compared to net income of $346,964 during 2007.  This represents an decrease of $393,583 over the year ended December 31, 2007. This decrease is due to the sale of the mining claims, which occurred in 2007.

Total operating expenses increased to $51,359 in 2008 from $33,392 in 2007.  The increase is primarily due to professional fees incurred in connection with the preparation of this Registration Statement and an increase of general and administrative fees in the amount of $11,753.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2008 was $233,531 compared to working capital of $279,775 at December 31, 2007. Working capital decreased primarily due to the current year expenses and the fact that the Company had no income from operations.

Net cash used in operating activities was $103,655 in 2008 compared with $142,335 in 2007. This decrease is primarily due to the decrease in income taxes expensed.

Cash flow from investing activities was $0 404,457 in 2008 compared to $404,457 in 2007. The decrease was due to the cash received from the sale of mining claims in 2007.  Cash flow from financing activities was $0 in 2008 compared with $35,000 in 2007. This decrease was due to no financing activities in 2008 and the proceeds from the exercise of stock options in 2007.  As a result, cash decreased by $103,655 in 2008. The Company had cash of $237,043 as of December 31, 2008.

The Company estimates that the annual costs associated with being a reporting public company will approximately $47,000. This amount is comprised of accounting fees of approximately $38,500 and legal fees of $7,500. It will not be necessary for the Company to raise additional capital to continue its business activities in the next twelve months.

Off-Balance Sheet Arrangements

There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Smaller reporting companies are not required to provide this information.

ITEM 4.  Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective.

There has been no change in the Company’s internal controls over financial reporting, during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS (filed with this report)

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  August 18, 2009

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  August 18, 2009

14