Form 10-Q
period 2009-09-30
Butte Highlands Mining Company, Inc.
filed 2009-11-16
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At November 13, 2009, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Balance Sheets – September 30, 2009 (unaudited) and December 31, 2008

3

Statements of Operations – For the Three Months Ended September 30 and 2008 (unaudited)

4

Statements of Cash Flows - For the Nine Months ended September 30, 2009 and 2008, (unaudited)

5

Notes to Financial Statements

6

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

11

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 4. CONTROLS AND PROCEDURES

13

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5.  OTHER INFORMATION

13

ITEM 6.  EXHIBITS

13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$195,745	$237,043
Prepaid expense	1,000	1,000
Total Current Assets	196,745	238,043

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,109)	(3,777)
Total Property and Equipment	229	561

OTHER ASSETS
Investments	78,840	50,760
Total Other Assets	78,840	50,760

TOTAL ASSETS	$275,814	$289,364

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$677	$4,512
Total Current Liabilities	677	4,512

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding, respectively	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding, respectively	16,640	16,640
Additional paid-in capital	242,632	242,632
Retained earnings prior to development stage	476,706	476,706
Accumulated deficit during development stage	(502,100)	(464,305)
Other comprehensive income	28,080	-
Total Stockholders' Equity	275,137	284,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$275,814	$289,364

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION
						Period from
						May 18, 2007
						(Inception of
		Three Months Ended		Nine Months Ended		Development Stage)
		September 30,		September 30,		to September 30,
		2009	2008	2009	2008	2009
		(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
						(restated)
REVENUES		$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees		7,307	18,303	36,085	24,787	95,541
Depreciation		129	94	333	280	1,067
Officers & directors fees		-	-	-	-	2,000
General and administrative		355	11,081	2,211	12,944	20,356
TOTAL OPERATING EXPENSES		7,791	29,478	38,629	38,011	118,964

INCOME (LOSS) FROM OPERATIONS		(7,791)	(29,478)	(38,629)	(38,011)	(118,964)

OTHER INCOME (EXPENSES)
Interest income		34	75	834	292	6,600
Reimbursement of legal fees		-	-			-
Interest expense		-	(553)		(553)	(553)
Other than temporary impairment of investment		-	-	-	-	(165,240)
TOTAL OTHER INCOME (EXPENSES)		34	(478)	834	(261)	(159,193)

LOSS BEFORE TAXES		(7,757)	(29,956)	(37,795)	(38,272)	(278,157)

INCOME TAXES
Income tax benefit		-	-	-	-	(50,830)
Tax expense		-	-	-	-	(173,113)
		-	-	-	-	(223,943)

NET LOSS		$(7,757)	$(29,956)	$(37,795)	$(38,272)	$(502,100)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		41,040	(139,320)	28,080	(264,600)	28,080

COMPREHENSIVE INCOME (LOSS)		33,283	(169,276)	(9,715)	(302,872)	(474,020)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$0.01	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889	2,981,889	2,981,889	2,981,889

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Nine Months Ended		Development Stage)
	September 30,		to September 30
	2009	2008	2009
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(37,795)	$(38,272)	(502,100)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	332	280	1,065
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	(1,000)	(39)
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	(3,835)	5,402	678
Increase (decrease) in income taxes payable	-	(60,951)	-
Net cash used by operating activities	(41,298)	(94,541)	(284,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Net cash provided by investing activities	-	-	404,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,298)	(94,541)	155,131

Cash, beginning of period	237,043	340,698	40,614

Cash, end of period	$195,745	$246,157	195,745
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2009

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

As of May 17, 2007 the Company had disposed of all of its historical mineral properties or claims, and has reentered the development stage.  The Board of Directors intends to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Operations are primarily conducted from the Company headquarters in Spokane, Washington.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this Update are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2009

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  The guidance provided in this Update is effective for the first reporting period beginning after issuance. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009; the adoption had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.

SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2009

Marketable Securities

The Company accounts for marketable securities as required by ASC 320 Investments – Debt & Equity Topic of the FASB Accounting Standards Codification.  At acquisition, an entity shall classify debt securities and equity securities into one of the following three categories

Held to Maturity – the positive intent and ability to hold to maturity. Amounts are reported at amortized cost, adjusted for amortization of premiums and accretion of discounts.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2009.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•

Level 1.  Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company measures its investments at fair value on a recurring basis. See Note 3.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2009

The following table represents our assets by level measured at fair value on a recurring basis at September 30, 2009.

Description	Level 1	Level 2	Level 3

Assets
Investments	$78,840	$-	$-

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 5.

NOTE 3 - INVESTMENTS

The Company holds securities classified as available for sale. Amounts are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

Investment securities are reviewed for impairment in accordance with ASC 320-10 Investments - Debt and Equity Securities. We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other comprehensive income. The Company recognized an unrealized gain for the period ended September 30, 2009 of $28,080 and an unrealized loss for the period ended September 30, 2008 of $264,600.

The following summarizes the securities available for sale at September 30, 2009.

	# of		Market
Security	Shares	Cost	Value
Timberline Resources	108,000	$50,760	$78,840

The fair value of securities is determined by quoted market prices.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company utilized office facilities provided by its president.  The value of the office facilities provided by the Company’s president is nominal and immaterial to the financial statements.

NOTE 5 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets for the periods ended September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Net operating loss carryforwards	53,700	10,000
Capital loss carryforwards	-	-
Deferred tax asset	53,700	10,000
Valuation allowance for deferred asset	(53,700)	(10,000)
Net deferred tax asset	-	-

At September 30, 2009, the Company has net operating loss carryforwards of approximately $249,700, which begin to expire in the year 2028. The change in the allowance account from December 31, 2008 to September 30, 2009 was $43,700.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended September 30, 2009, there were no recognizable or non recognizable subsequent events.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Result of Operations for period ended September 30, 2009 compared to the period ended September 30, 2008

During the three and nine month periods ended September 30, 2009, the Company had a net loss of $7,757 and $37,975 respectively compared to a net loss of $29,956 and 38,272 during the three month and nine month periods ended September 30, 2008.  This represents a decreased net loss of $ 22,199 during the three month period ended September 30, 2008. The decrease in net loss is attributable to decreased professional fees and general and administrative expenses over the respective three month period ended September 30, 2008.

Total operating expenses decreased to $7,791 during the three month period ended September 30, 2009 from $29,478 for the comparable period ended September 30, 2008.  The decrease is primarily attributable to decreased professional fees and general and administrative expenses over the respective three month period ended September 30, 2008.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2009 was $196,068 compared to working capital of $233,531 at December 31, 2008. Working capital decreased primarily due to the current year expenses related to the Company’s Registration Statement on Form 10 and the fact that the Company had no income from operations.

Net cash used in operating activities was $41,298 during the nine month period ended September 30, 2009 compared with $94,541 during the nine month period ended September 30, 2008.

Cash flow from investing activities was $0 during the nine month period ended September 30, 2009 compared to $0 during the nine month period ended September 30, 2008.

Cash flow from financing activities was $0 during the nine month period ended September 30, 2009 compared with $0 during the nine month period ended September 30, 2009.

As a result, cash decreased by $41,298 during the nine month period ended September 30, 2009. The Company had cash of $195,755  as of September 30, 2009. It will not be necessary for the Company to raise additional capital to continue its business activities in 2009.

Off-Balance Sheet Arrangements

There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  November 16, 2009

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  November 16, 2009

14