Form 10-Q/A
period 2009-06-30
Butte Highlands Mining Company, Inc.
filed 2009-11-18
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q /A

Amendment #1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:     000-53662

BUTTE HIGHLANDS MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 99, Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

(509) 979-3053

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

3

Statements of Operations – For the Three Months and Six Months Ended

June 30, 2009 and 2008 (unaudited)

4

Statements of Cash Flows - For the Six Months ended June 30, 2009 and for the period from May 18, 2007 (Inception of development stage) to June 30, 2009 (unaudited)

5

Notes to Financial Statements (unaudited)

6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

15

ITEM 4.  Controls and Procedures

16

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

16

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

16

ITEM 5.  OTHER INFORMATION

16

ITEM 6.  EXHIBITS

16

PART I – FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)	(restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$203,709	$237,043
Prepaid expense	1,000	1,000
Total Current Assets	204,709	238,043

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(3,980)	(3,777)
Total Property and Equipment	358	561

OTHER ASSETS
Investments	37,800	50,760
Total Other Assets	37,800	50,760

TOTAL ASSETS	$242,867	$289,364

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,013	$4,512
Total Current Liabilities	1,013	4,512

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding, respectively	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding, respectively	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(494,343)	(464,305)
Other comprehensive income	(12,960)	-
Total Stockholders' Equity	241,854	284,852

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$242,867	$289,364

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION
									Period from
									May 18, 2007
									(Inception of
		Three Months Ended				Six Months Ended			Development
		June 30,				June 30,			Stage) to June 30,
		2009		2008		2009		2008	2009
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)
MINERAL LEASE REVENUES		$-		$-		$-		$-	$-
OPERATING EXPENSES
Professional fees		14,778		-		28,779		6,484	88,235
Depreciation		144		93		203		186	937
Officers & directors fees		-		-		-		-	2,000
General and administrative		1,556		1,486		1,856		1,863	20,001
TOTAL OPERATING EXPENSES		16,478		1,579		30,838		8,533	111,173
		(16,478)		(1,579)		(30,838)		(8,533)	(111,173)
OTHER INCOME (EXPENSES)
Interest income		712		2,269		800		2,394	6,566
Reimbursement of legal fees		-		-		-		-	-
Interest expense		-		-		-		-	(553)
Other than temporary impairment of investment		-		-		-		-	(165,240)
Gain on sale of mining claims		-		-		-		-	-
TOTAL OTHER INCOME (EXPENSES)		712		2,269		800		2,394	(159,227)
INCOME (LOSS) BEFORE TAXES		(15,766)		690		(30,038)		(6,139)	(270,400)

INCOME TAXES
Income tax benefit		-		-		-		-	(50,830)
Tax expense		-		-		-		-	(173,113)
		-		-		-		-	(223,943)
NET INCOME (LOSS)		$(15,766)		$690		$(30,038)		$(6,139)	$(494,343)
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		7,560		(55,080)		(12,960)		(125,280)	(12,960)
COMPREHENSIVE INCOME		$(8,206)		$(54,390)		$(42,998)		$(131,419)	$(507,303)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889		2,994,508		2,981,889		2,994,508

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Six Months Ended		Development Stage)
	June 30,		to June 30
	2009	2008	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,038)	$(6,139)	(494,343)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	203	186	936
Gain on sale of mining claims	-	-	-
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:			-
Decrease (increase) in prepaid expense	-	-	(39)
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	(3,499)	-	1,014
Increase (decrease) in income taxes payable	-	-	-
Net cash used by operating activities	(33,334)	(5,953)	(276,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Net cash used by investing activities	-	-	404,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

DECREASE IN CASH AND CASH EQUIVALENTS	(33,334)	(5,953)	163,095
Cash, beginning of period	237,043	340,698	40,614
Cash, end of period	$203,709	$334,745	203,709
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$	$216,000

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

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

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

Restatement

The December 31, 2008 financial statements have been restated to recognize an other-than-temporary impairment. See Note 6.

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

Investment securities are reviewed for impairment in accordance with FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities” and FASB Staff Position (“FSP”) 115-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other comprehensive income. The Company recognized an unrealized loss for the period ended June 30, 2009 of $12,960 and an unrealized loss for the period ended June 30, 2008 of $125,280.

The following summarizes the securities available for sale at June 30, 2009.

	# of		Market
Security	Shares	Cost	Value
Timberline Resources	108,000	$50,760	$37,800

The fair value of securities is determined by quoted market prices.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Marketable Equity Securities	$37,800	$12,960	-	-	$ 37,800	$ 12,960

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

Significant components of the deferred tax assets for the periods ended March 31, 2009 and December 31, 2008 are as follows:

	2009	2008
Net operating loss carryforwards	52,000	10,000
Capital loss carryforwards	-	-
Deferred tax asset	52,000	10,000
Valuation allowance for deferred asset	(52,000)	(10,000)
Net deferred tax asset	-	-

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2009

At June 30, 2009, the Company has net operating loss carryforwards of approximately $ 241,900 , which begin to expire in the year 2028. The change in the allowance account from December 31, 2008 to March 31, 2009 was $ 42,000 ..

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

NOTE 5 – SUBSEQUENT EVENTS

For the period ended June 30, 2009, t here were no recognizable or non recognizable subsequent events.

NOTE 6 – CORRECTION OF AN ERROR

The financial statements for December 31, 2008, have been restated to correct for an error in the recognition of an other than temporary impairment of its investments.  The Company has determined that the decrease in market value of its Timberline Resources investment at December 31, 2008 was other-than-temporary.  The effect of the correction was to reduce Other Comprehensive Loss by $165,240 and increase Net Loss by $165,240.

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

The Company is voluntarily registering its common stock under the Securities Exchange Act of 1934.  After completion of this registration, it is the Company’s intention to obtain a listing on the NASDAQ Supervised OTC Bulletin Board.  The Company believes that listing on the OTCBB will facilitate the Company’s efforts to obtain additional equity financing.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:   November 17 , 2009

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:   November 17 , 2009

18