Form 10-K
period 2009-12-31
Butte Highlands Mining Company, Inc.
filed 2010-04-09
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53662

BUTTE HIGHLANDS MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 99, Liberty Lake, WA	99019
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (509) 979-3053

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

(Titles of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes  [X] No

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	¨		Accelerated filer	¨
Non-accelerated filer	¨	(Do not check if a smaller reporting company)	Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company.  [X] Yes  [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.25 per share on March 15, 2010, was approximately $104,595. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value Class A Common Stock on March 15, 2010, was 1,317,948.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

PART I

3

Item 1.  Description of Business

3

Item 1A. Risk Factors

5

Item 1B. Unresolved Staff Comments

5

Item 2.  Properties

5

Item 3.  Legal Proceedings

5

Item 4. Submission of Matters to a Vote of Security Holders

5

PART II

6

Item 5.  Market for Common Equity and Related Stockholder Matters

6

Item 6. Selected Financial Data

6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

6

Item 8.  Financial  Statements

8

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

19

Item 9A. Controls and Procedures

19

Item 9B. Other Information

20

PART III

21

Item 10. Directors, Executive Officers and Corporate Governance

21

Item 11. Executive Compensation

22

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

22

Item 13.  Certain Relationships and Related Transactions

22

Item 14. Principal Accountant Fees and Services

23

PART IV

23

Item 15.  Exhibits

23

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

PART I

Item 1.  Description of Business

Forward-looking statements

This Form 10-K contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

History

Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana. The Company ceased significant operations in 1942.

Between 1987 and 1996 the Company had been unable to have regular shareholder meetings because mailings to the addresses of shareholders of record were undeliverable because they were inadequate, incomplete or the shareholder was deceased or had moved and failed to change their addresses on the records of the Company.   The last shareholder meeting, where there was a quorum  present, had been held in 1987, which meeting was possible only because a court appointed a trustee to vote the shares of missing shareholders to satisfy the quorum  requirements for a valid meeting.

September, 1996, the Superior Court of Washington for Spokane County appointed an independent trustee to represent and vote on behalf of the Company’s missing shareholders at a Special Meeting of Shareholders. The appointment of the trustee was made necessary because the Company had been unable to have regular shareholder meetings since 1987 due to the fact that the addresses of the holders of approximately 76% of the Company’s shares were inaccurate.  Prior to the September, 1966 Special Meeting of Shareholders a Proxy Statement containing, among other items, a Notice of Special Meeting of Shareholders, complying with the notice information requirements of Section 222(a) of the Delaware General Corporate Law was mailed to shareholders within the time frame established by Section 222(b) of the Delaware General Corporate Law. In addition to the mailing of notice of the Special Meeting of Shareholders to the shareholders of record, the Company also published notice of the meeting in newspapers in Washington and Idaho in the two counties where many of the Company’s shareholders were last known to reside. Management having determined that the Company’s notice process had conformed to and complied with Section 222 of the Delaware General Corporation Act, held a Special Meeting of Shareholders on September 20, 1996, with the Trustees voting  in favor of management’s proposal, the  plan to amend the Articles of Incorporation and a related plan of recapitalization.  Pursuant to the plan of recapitalization:  (i) the capital stock of the Company would be divided into two classes of common stock, Class A Voting Common Stock (“Class A Stock”) and Class B Nonvoting Common Stock (“Class B Stock”);  (ii) those stockholders of the Company who could be located would receive one share of Class A Stock for each issued and currently outstanding share of capital stock then owned by them; and (iii) those stockholders of the Company who could not be located would receive one share of Class B Stock, which would be held in trust for their benefit, for each issued and outstanding share of capital stock then owned by them; (iv) should any holder of Class B Stock (or his or her heirs or beneficiaries) be

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

located or make themselves known  to the Company after initiation of the Plan, the trustee was authorized to issue such shareholders shares of Class A Stock in exchange for an equal number of Class B Stock.  See Note 5 to financial statements.

On May 17, 2007 the Company entered into an Asset Purchase Agreement (“Agreement”) with Timberline Resources Company, an Idaho public company, for the sale of its remaining mining claims, consisting of six patented mining claims covering both surface and mineral rights, two patented mining claims (mineral only), eight unpatented claims located in Silver Bow County, Montana, known as the Butte Highlands Gold Project and certain related water rights and all papers, documents and instruments in the Company’s possession, custody or control relating or pertaining to the mining claims and water rights and water rights associated with certain permits issued by the State of Montana.  The Company received $405,000 in cash and 108,000 shares of Timberline Resources common stock valued at $2.00 per share, for a total sale price of $621,000. The sale resulted in a gain of $601,378. The securities were restricted from sale for one year from the date of acquisition of May 17, 2007.

Pursuant to the terms of the Agreement, Timberline agreed to assume and discharge, and indemnify and hold our Company  harmless against all debts, claims, liabilities and obligations under any lease or other agreement relating directly to purchased assets. Timberline expressly assumed all debts, claims, liabilities and obligations pertaining to the assets that arise from or were asserted from or after the closing of the sale, including but not limited to:

(a)

Debts, claims, liabilities or obligations arising or pertaining to any future required assessment work of the mining claims; and,

(b)

Debts, claims, liabilities, or obligations arising or pertaining to Timberlines exploration or development of the mining claims.

In addition, Timberline expressly assumed all of the following debts, claims, liabilities and obligations pertaining to the mining claims, whether they arose before or were asserted after the closing date of the purchase including :

(a)

Debts, claims, liabilities or obligations arising of pertaining to any violation or alleged violation of any environmental laws and debts, claims, liabilities or obligations arising or pertaining to any Environmental permit.

Under the terms of the agreement our Company acknowledged that it had been advised that it may be liable under Environmental laws for historical mining activities on the mining claims which comprised a portion of the assets purchased by Timberline. Pursuant to the terms of the Agreement, Timberline expressly assumed such liabilities.

Since the date of the closing of the Agreement, the Company no longer holds any mineral properties or claims. The Board of Directors intends to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Our business is conducted from the office of our President, Paul Hatfield, in Spokane, Washington.

Because we have no operations and only nominal assets we are what the Securities and Exchange Commission defines as a shell company. At such time as we cease to be a shell company we will need to file a Form 8-K that contains the information that would be required in an initial registration statement on Form 10 to register a class of securities under Section 12 of the Securities Exchange Act of 1934. We will be required to file the Form 8-K within four business days after the closing of the transaction that results in our no longer being considered a shell company.

In 2009 we registered our shares under the Securities Exchange Act of 1934 (the “Exchange Act”) for the purpose of becoming a reporting company.  The Company believes that it will be better able to finance its

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

operations if it is a reporting company.  Management believes the benefits of becoming a reporting company include the ability to obtain support of market makers, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for stock options or similar benefits to key employees, and providing liquidity for all shareholders by qualifying to list on the NASDAQ supervised OTC Bulletin Board.

Employees

We currently have no employees.  We intend to utilize the services of outside consultants and contractors to provide additional services to the Company.

Regulation

Environmental Matters

Because the Company was historically engaged in the mineral exploration industry, the possibility exists that the Company may have environmental liabilities. Management has no knowledge of any actions of the Company that might give rise to such potential liabilities, but there can be no assurance that the Company may not, at some future date, be deemed to have environmental liabilities, although the likelihood of such is deemed remote, and the amount and nature of any liabilities is impossible to estimate

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2009.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending December 31, 2009.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)  Market Information.  Our Class A Common Stock is quoted in the over-the-counter market in the Pink Sheets with the symbol BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2009 and 2008.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2009		2008
	High	Low	High	Low
First Quarter	$0.25	$0.25	$0.35	$0.35
Second Quarter	0.25	0.25	0.35	0.35
Third Quarter	0.25	0.25	0.35	0.25
Fourth Quarter	0.25	0.25	0. 25	0.25

b)  Holders of Record.  As of March 15, 2010, there were approximately 102 holders of record of the Company’s Class A Common Stock.

c)  Dividends.  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2009 compared to year ended December 31, 2008.

Result of Operations

During 2009, the Company had a net loss of $31,702 compared to a net loss of $192,862 during 2008.  This represents a decreased loss of $161,160 over the year ended December 31, 2008.

Total operating expenses decreased to $50,026 2009 from $51,359 in 2008.  The difference is due primarily to a decrease in general administrative expenses to $2,941 in 2009 from $16,000 although much of this difference was offset by an increase in professional fees to $45,703 in 2009 from $33,985 in 2008. The increase in professional fees was incurred primarily in connection with the preparation of the Registration Statement and periodic reports files in connection with the Company’s registration under the Securities Exchange Act of 1934.

For 2009, the Company had net other income of $1,992 compared to net other expenses of $160,500 during 2008.which was attributed primarily to an other than temporary impairment charge if $165,240 on it’s investments.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2009 was $221,208 compared to working capital of $252,528 at December 31, 2008. Working capital decreased primarily due to the current year net loss.

Net cash used in operating activities was $28,244 in 2009 compared with $103,655 in 2008. This decrease is primarily due to the decrease in income taxes expensed.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

Cash flow from investing activities was $0 in 2009, remaining unchanged from 2008.

Cash flow from financing activities was $0 in 2009, remaining unchanged from 2008.

As a result, cash decreased by $34,547 in 2009. The Company had cash of $202,496 as of December 31, 2009.

The Company estimates that the annual costs associated with being a reporting public company will be approximately $47,000. This amount is comprised of accounting fees of approximately  $38,500 and legal fees of $7,500.  In addition the Company estimates that it will incur approximately $10,000 per year to seek a business opportunity to acquire and up to an additional $50,000 to acquire any such business opportunity once identified.  It will not be necessary for the Company to raise additional capital to continue its business activities in the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2009 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

Item 8.  Financial Statements

To the Board of Directors and Stockholders

Butte Highlands Mining Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Butte Highlands Mining Company as of December 31, 2009 and 2008, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended and for the period from May 18, 2007, (inception of development stage) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butte Highlands Mining Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended and for the period from May 18, 2007, (inception of development stage) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
		(restated)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$202,496	$237,043
Prepaid expense	-	1,000
Accrued interest	1,109	-
Refund receivable	19,478	18,997
Total Current Assets	223,083	257,040

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,159)	(3,777)
Total Property and Equipment	179	561

OTHER ASSETS
Investments	116,640	50,760
Total Other Assets	116,640	50,760

TOTAL ASSETS	$339,902	$308,361

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,875	$4,512
Total Current Liabilities	1,875	4,512

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding, respectively	13,179	13,179
Common stock, Class B, $0.01 par value
1,707093 shares authorized; 1,663,941
shares issued and outstanding, respectively	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(477,010)	(445,308)
Other comprehensive income	65,880	-
Total Stockholders' Equity	338,027	303,849

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$339,902	$308,361

The accompanying  notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31,		to December 31,
	2009	2008	2009
		(restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	45,703	33,985	105,159
Depreciation	382	374	1,115
Officers & directors fees	1,000	1,000	2,000
General and administrative	2,941	16,000	23,613
TOTAL OPERATING EXPENSES	50,026	51,359	131,887

INCOME (LOSS) FROM OPERATIONS	(50,026)	(51,359)	(131,887)

OTHER INCOME (EXPENSES)
Interest income	1,992	5,293	7,758
Interest expense		(553)	(553)
Other than temporary impairment of investment	-	(165,240)	(165,240)
TOTAL OTHER INCOME (EXPENSES)	1,992	(160,500)	(158,035)

INCOME (LOSS) BEFORE TAXES	(48,034)	(211,859)	(289,922)

INCOME TAXES
Income tax benefit	16,332	18,997	(15,501)
Tax expense		-	(171,587)
	16,332	18,997	(187,088)

NET INCOME (LOSS)	$(31,702)	$(192,862)	$(477,010)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	65,880	-	65,880

COMPREHENSIVE INCOME	34,178	(192,862)	(411,130)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$0.03	$(0.15)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	1,317,948	1,317,948

The accompanying  notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2005	812,948	8,129	1,681,560	16,816	212,506	(159,774)	-	77,677

Correction of error	5,000	50	(17,619)	(176)	126

Net income for year ending December 31, 2006	-	-	-	-	-	37,070	-	37,070

Balance, December 31, 2006	817,948	$8,179	$1,663,941	$16,640	$212,632	$(122,704)	$-	$114,747

Class A common stock issued for cash at $0.07
per share	500,000	5,000			30,000			35,000
								-
Unrealized gain on available for sale securities							232,200	232,200

Net income for year ending December 31, 2007	-	-	-	-	-	346,964	-	346,964

Balance, December 31, 2007	1,317,948	$13,179	$1,663,941	$16,640	$242,632	$224,260	$232,200	$728,911

Unrealized loss on available for sale securities							(232,200)	(232,200)

Net income for period ending December 31, 2008 (restated)	-	-	-	-	-	(192,862)		(192,862)

Balance, December 31, 2008	1,317,948	$13,179	$1,663,941	$16,640	$242,632	$31,398	$-	$303,849

Unrealized gain on available for sale securities							65,880	65,880

Net income for period ending December 31, 2009 (restated)	-	-	-	-	-	(31,702)		(31,702)

Balance, December 31, 2009	1,317,948	$13,179	$1,663,941	$16,640	$242,632	$(304)	$65,880	$338,027

The accompanying  notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31,		to December 31
	2009	2008	2009
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,702)	$(192,862)	(477,010)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	382	374	1,115
Gain on sale of mining claims			-
Other than temporary impairment of investment		165,240	165,240
Changes in assets and liabilities:			-
Decrease (increase) in prepaid expense	1,000	(39)	961
Decrease (increase) in deferred tax asset		-	50,830
Decrease (increase) in interest receivable	(1,109)		(1,109)
Decrease (increase) in refund receivable	(481)	(18,997)	(13,175)
Increase (decrease) in accounts payable	(2,637)	4,513	1,876
Increase (decrease) in income taxes payable	-	(61,884)	-
Net cash used by operating activities	(34,547)	(103,655)	(271,272)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Net cash used by investing activities	-	-	404,457

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

DECREASE IN CASH AND CASH EQUIVALENTS	(34,547)	(103,655)	168,185

Cash, beginning of period	237,043	340,698	40,614

Cash, end of period	$202,496	$237,043	208,799

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying  notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

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

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Marketable Securities

The Company accounts for marketable securities as required by ASC 320 Investments – Debt & Equity Topic of the FASB Accounting Standards Codification.  At acquisition, an entity shall classify debt securities and equity securities into one of the following three categories:

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

Earnings Per Share

Basic net income/loss per share was computed by dividing the net income/loss by the weighted average number of shares outstanding during the year.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.  The Company presents EPS on a combined basis because Class B common stock has all of the rights and privileges of Class

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

A common stock, except for voting rights. See Note 1 and 5.  Additionally, if the two class method were used the EPS would be identical.

Cash Equivalents

The Company considers cash, certificates of deposit, and debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the years ended December 31, 2009 and 2008 was $382 and $374, respectively.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America require the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2009.

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

Level 2.

Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.

Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company measures its investments at fair value on a recurring basis. See Note 3.

The following table represents our assets by level measured at fair value on a recurring basis at December 31, 2009.

Description	Level 1	Level 2	Level 3

Assets
Investments	$116,640	$-	$-

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

Restatement

Financials statements from prior periods have been restated in the current quarter, See Note 7.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, that require new disclosures and clarify existing disclosures. The amendments in this Update are effective for interim and annual periods beginning after December 15, 2010.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this Update are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

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

Investment securities are reviewed for impairment in accordance with ASC 320-10-35. We periodically review our investments for indications of other than temporary impairment considering many factors, including the extent and duration to which a security's fair value has been less than its cost, overall economic and market conditions, and the financial condition and specific prospects for the issuer. Impairment of investment securities results in a charge to income when a market decline below cost is other than temporary.

As a result of the Company’s assessment, the Company determined that the decline in market value of Timberline Resources was an other-than-temporary impairment.  Accordingly, the Company recorded an other than temporary impairment charge of $165,240 at December 31, 2008 and recognized an unrealized gain for the year ended December 31, 2009 of $65,880.

The following summarizes the securities available for sale at December 31, 2009.

	# of		Market
Security	Shares	Cost	Value
Timberline Resources	108,000	$50,760	$116,640

The fair value of securities is determined by quoted market prices.

NOTE 4 – COMMON STOCK

Upon formation in 1929, the Company issued 1,500,000 shares of its common stock in exchange for mineral claims.  During 1937, the Company’s total authorized common stock was increased to 2,500,000 under a reorganization plan.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

During 1996, due to a long period of inactivity, stockholders representing approximately 76% of the outstanding common stock of the Company could not be located.  The Company obtained an order from the Superior Court of Spokane County, Washington appointing a “trustee for the benefit of those stockholders who cannot be located”.  After obtaining this order, the Company adopted a plan of reorganization.  Under this plan of reorganization, the Company increased authorized common stock to 25,000,000 shares of which 23,292,907 were designated as Class A voting common stock and 1,707,093 were designated as Class B nonvoting common stock.  All of the Company’s locatable stockholders received share-for-share Class A voting common stock.  All of the Company’s unlocated stockholders received share-for-share Class B nonvoting common stock, which is held in trust for missing shareholders pending knowledge of their location.

If a previously unlocated recorded owner or beneficiary of a record owner is subsequently located, they must present satisfactory evidence and presentation of a share certificate or an “Affidavit of Loss” with an agreement to indemnify the Company for any future damage as a result of the certificate having been sold or transferred but not lost.  Upon satisfaction of these requirements, Class A voting common stock will be issued share-for-share in exchange for the Class B nonvoting common stock.  The relevant shares of Class B nonvoting common stock will then be cancelled.  As of December 31, 2008 and 2007, there were 1,317,948 and 1,317,948 shares of Class A voting coming stock issued and outstanding, respectively and 1,663,941 shares of Class B nonvoting common stock issued and outstanding.

During the year ended December 31, 2007, the Company issued 500,000 shares of Class A common stock to two directors for $35,000 in cash, according to the Company’s stock option plan.

During the year ended December 31, 2008, the Company did not issue any shares of common stock.

During the year ended December 31, 2009, the Company did not issue any shares of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company utilized office facilities provided by its president.  The value of the office facilities provided by the Company’s president is nominal and immaterial to the financial statements.

The Company’s two directors were each paid $500 and $500 for services to the Company during the periods ended December 31, 2009 and December 31, 2008, respectively.

NOTE 6 – INCOME TAXES

The following is a reconciliation of income tax, computed at federal statutory rate, to the provision taxes for the periods ended December 31, 2009 and December 31, 200.

	2009		2008
	Amount	Percent	Amount	Percent
Statutory Federal tax (benefit)	$ 7,205	15.0%	$ 63,174	29.8%
MT state tax (benefit)	-	-	3,146	6.5%
Unrealized loss on investments	-	-	56,182	26.5%
Valuation allowance	9,127	19%	8,858	4.2%
Net deferred tax asset	$ 16,332	34.0%	$ 18,997	9.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are as follows:

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2009

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryovers	$-	$-
Unrealized loss on investments	56,182	56,182
Deferred tax asset:	56,182	56,182
Valuation allowance for deferred asset	(56,182)	(56,182)
Net deferred tax asset	$-

At December 31, 2009, the Company has no net operating loss carryforwards due to carrying back the current year and previous year net loss. The Company has recorded a refund receivable in the amount of $10,029 for federal tax purposes at December 31, 2009 and a refund receivable in the amount of $15,851 for federal tax purposes and $3,146 for state purposes at December 31, 2008.  The tax years 2006, 2007 and 2008 remain subject to examination.

NOTE 7 – CORRECTION OF AN ERROR

The previously issued financial statements for December 31, 2008, have been restated to correct an error in the recognition of a tax refund receivable arising from the carryback of net operating losses to a previous year.  The effect of the correction was to increase Refund Receivable by $18,997, Income Tax Benefit by $18,997 and decrease Net Loss by $18,997.

NOTE 8 – SUBSEQUENT EVENTS

For the period ended December 31, 2009, there were no recognizable or non recognizable subsequent events.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, The Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting.  The independent directors do not provide oversight of the adequacy of financial reporting and internal control procedures.  In addition, management lacks the necessary technical accounting resources to prepare the Company’s financial reporting with an appropriate degree of technical accuracy.  As a result, required material adjustments were identified by the auditors.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	46	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	48	Vice President, Director	Annual meeting
Doris Marie Prater	83	Secretary, Director	Annual meeting

Business Experience of Directors and Executive Officers

Paul A. Hatfield has been a Director of the Company since 1986. From 1986 to 1991 Mr. Hatfield served as the Company’s Vice President and has served as the President of the Company since 1991.  From 1989 to 2003 Mr. Hatfield served as the Vice-President of Mining for N. A. Degerstrom, Inc. From April 2003 until May, 2005 Mr. Hatfield was employed as  a project manager for Old Castle Corporation. From May 2005 to the present Mr. Hatfield has been employed by Spokane Rock Products, Inc as the Asphalt Manager. Mr. Hatfield is a graduate of  Montana Tech of the University of Montana with a Bachelor of Science degree. Mr. Hatfield also serves as the Company’s principal financial officer.

Susan Ann  Robinson-Trudell has been a Director and Vice-President of the Company since 1991.  Since 2004, Ms. Robinson –Trudell has been the Director of the Nevada Cancer Institute From 1997 to 2004  she served as the Executive Director of the American Cancer Society. Ms. Robinson –Trudell is graduated from the University of California at Santa Barbara with a Bachelor of Arts Degree. She received her M.B.A. from the University of Nevada and is currently enrolled in post-graduate study at Duke University. Ms. Robinson-Trudell is the sister of Paul Hatfield, the President of the Company.

Doris Marie Prater has been a Director of the Company since 1984. For the past twenty-five years Ms. Prater has been employed as a secretary by Opportunities, Inc. a privately held company in Great Falls, Montana.

Board Committees

The Board of Directors has no standing audit, nominating or compensation committees, as the entire board performs the function of each of these committees. The Company adopted a Code of Ethics in early 2010 for its President and Senior Financial Officers.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except Paul A. Hatfield (one report – Form 3), Susan Anne Robinson-Trudell (one report – Form 3), Doris Marie Prater (one report –Form 3).

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

Item 11. Executive Compensation

During the years ended December 31, 2009 and December 31, 2008, Susan Ann Robinson-Trudell and Doris Marie Prater each received a Directors fee of $500. Mr. Hatfield receives no compensation for serving as a director of the Company. No officers were compensated by the Company for the years ended December 31, 2009 and December 31, 2008. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts, incentive pay agreements or outstanding options with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners:

At March 15, 2010, one person of record owned more than 5% of the Company's common stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	66.43
(1) Based upon 1,317,948 total Class A Common Shares outstanding at March 15, 2010

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	66.43
Class A Common	Susan Ann Robinson-Trudell	14,000 direct	1.06

Class A Common	Directors and Executive Officers as a Group (2)	899,566 direct	67.49
(1) Based upon 1,317,948 total common shares outstanding as of March 15, 2010 (2) Three individuals

(c)  No arrangements are in place for a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

There have been no transactions or series of transactions, or proposed transactions during the last two years to which the Registrant is a party in which any Director, nominee for election as a Director, executive officer or beneficial owner of five percent or more of the Registrant’s common stock, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest exceeding $60,000.

Neither Paul A. Hatfield nor Susan Robinson-Trudell are independent directors. Doris Prater is the only independent member of the Board of Directors.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit and the reviews of the Company’s financial statements in 2009 and 2008 were $33,598 and $31,129, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred no fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

Item 15.  Exhibits

Exhibit
No.	Description
14	Code of Ethics
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Hatfield
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Hatfield

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Hatfield
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Hatfield

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

(Registrant)

By:  /s/Paul A. Hatfield

Paul A. Hatfield

President (Principal Executive Officer) and Principal Financial Officer

Date:  April 5, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/Paul A. Hatfield

Paul A. Hatfield

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  April 5, 2010

By:  /s/Susan Ann Robinson-Trudell

Susan Ann Robinson-Trudell

Director

Date:  April 5, 2010

By    /s/ Doris Marie Prater

Doris Marie Prater

Director

Date:  April 5, 2010

24