Form 10-Q
period 2010-03-31
Butte Highlands Mining Company, Inc.
filed 2010-05-20
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At May 12, 2010, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I.

3

ITEM 1.

FINANCIAL STATEMENTS

3

BALANCE SHEETS

3

STATEMENTS OF OPERATION

4

STATEMENTS OF CASH FLOWS

5

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

6

ITEM 2.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

10

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 4.

CONTROLS AND PROCEDURES

11

PART II – OTHER INFORMATION

12

ITEM 1.

LEGAL PROCEEDINGS

12

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.

REMOVED AND RESERVED

12

ITEM 5.

OTHER INFORMATION

12

ITEM 6.

EXHIBITS (filed with this report)

12

SIGNATURES

13

PART I.

ITEM 1.

FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	March 31	December 31
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$212,331	$202,496
Accrued interest	1,109	1,109
Refund receivable	16,332	19,478
Total Current Assets	229,772	223,083

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,186)	(4,159)
Total Property and Equipment	152	179

OTHER ASSETS
Investments	86,100	116,640
Total Other Assets	86,100	116,640

TOTAL ASSETS	$316,024	$339,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,059	$1,875
Total Current Liabilities	1,059	1,875

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding, respectively	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding, respectively	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(481,752)	(477,010)
Other comprehensive income	47,560	65,880
Total Stockholders' Equity	314,965	338,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$316,024	$339,902

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

					Period from	Period from
					May 18, 2007	May 18, 2007
					(Inception of	(Inception of
		Three Months Ended			Development Stage)	Development Stage)
		March 31			to March 31,	to December 31,
		2010		2009	2010	2009
		(unaudited)		(unaudited)	(unaudited)

MINERAL LEASE REVENUES		$-		$-	$-	0

OPERATING EXPENSES
Professional fees		16,905		14,001	122,064	105,159
Depreciation		27		59	1,142	1,115
Officers & directors fees		-		-	2,000	2,000
General and administrative		2,338		300	25,951	23,613
TOTAL OPERATING EXPENSES		19,270		14,360	151,157	131,887

INCOME (LOSS) FROM OPERATIONS		(19,270)		(14,360)	(151,157)	(131,887)

OTHER INCOME (EXPENSES)
Interest income		26		88	7,784	7,758
Interest expense		-		-	(553)	(553)
Other expense		(459)		-	(459)	-
Other than temporary impairment of investment		-		-	(165,240)	(165,240)
Gain on sale of investment		14,961		-	14,961	-
TOTAL OTHER INCOME (EXPENSES)		14,528		88	(143,507)	(158,035)

INCOME (LOSS) BEFORE TAXES		(4,742)		(14,272)	(294,664)	(289,922)

INCOME TAXES
Income tax benefit		-		-	(15,501)	(15,501)
Tax expense		-		-	(171,587)	(171,587)
		-		-	(187,088)	(187,088)

NET INCOME (LOSS)		$(4,742)		$(14,272)	$(481,752)	(477,010)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		(2,460)		(20,520)	(2,560)	65,880

COMPREHENSIVE INCOME(LOSS)		(7,202)		(34,792)	(484,312)	(411,130)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889		2,981,889

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Three Months Ended		Development Stage)
	March 31		to March 31
	2010	2009	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,742)	$(14,272)	$(481,752)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	27	59	1,142
Gain on sale of investments	(14,961)	-	(14,961)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	-	(1,109)
Decrease (increase) in refund receivable	3,146	-	(16,332)
Increase (decrease) in accounts payable	(816)	3,136	1,060
Net cash used by operating activities	(17,346)	(11,077)	(294,921)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	27,181		27,181
Net cash used by investing activities	27,181	-	431,638

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

DECREASE IN CASH AND CASH EQUIVALENTS	9,835	(11,077)	171,717

Cash, beginning of period	202,496	237,043	40,614

Cash, end of period	$212,331	$225,966	$212,331
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2010

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855):Amendments to Certain Recognition and Disclosure Requirements.  This Update amends to Subtopic 855-10, Subsequent Events – Overall, to require SEC filers to evaluate subsequent events through the date that the financial statements are issued.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2010

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended March 31, 2010 and 2009 was $27 and $59, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2010.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2010

The following table represents our assets by level measured at fair value on a recurring basis at March 31, 2010.

Description	Level 1	Level 2	Level 3

Assets
Investments	$86,100	$-	$-

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

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other comprehensive income. The Company recognized an unrealized loss for the period ended March 31, 2010 of $2,460 and an unrealized loss for the period ended March 31, 2009 of $20,520.

The following summarizes the securities available for sale at March 31, 2010:

	# of		Market
Security	Shares	Cost	Value
Timberline Resources	82,000	$38,540	$86,100

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

March 31, 2010

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

Significant components of the deferred tax assets for the periods ended March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009
Net operating loss carryforwards	1,020	-
Unrealized loss on investments	42,656	56,182
Deferred tax asset	43,676	56,182
Valuation allowance for deferred asset	(43,676)	(56,182)
Net deferred tax asset	-	-

At March 31, 2010, the Company has net operating loss carryforwards of approximately $4,742, which begin to expire in the year 2030. The change in the allowance account from December 31, 2009 to March 31, 2010 was $12,506.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended March 31, 2010, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Business of Butte Highlands Mining Company

Butte Highlands Mining Company (hereinafter “Butte,” “We” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana. The Company is inactive, having sold the last of its mining claims in 2007.

We intend to acquire an interest in a business seeking the perceived advantages of a publicly registered corporation.  We will not restrict our search to any specific business or industry, and We may participate in a business venture of virtually any kind or nature. The Company may seek a business opportunity with an entity which has recently commenced operations, wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, develop a new product or service, or for other corporate purposes.  The Company may acquire assets and/or establish subsidiaries in various businesses, or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended March 31, 2010 compared to the period ended March 31, 2009

During the three month period ended March 31, 2010, the Company had a net loss of $4,742 compared to a net loss of $14,272 during the three month period ended March 31, 2009.  This represents a decreased net loss of $ 9,530 during the three month period ended March 31, 2010. The decrease in net loss is attributable to a gain on the sale of an investment over the respective three month period ended March 31, 2009.

Total operating expenses increased to $19,270 during the three month period ended March 31, 2010 from $14,260 for the comparable period ended March 31, 2009.  The increase is primarily attributable to increased depreciation and general and administrative expenses over the respective three month period ended March 31, 2009.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2010 was $228,263 compared to working capital of $221,208 at December 31, 2009. Working capital increased primarily due to the cash received from the sale of an investment.

Net cash used in operating activities was $17,346 during the three month period ended March 31, 2010 compared with $11,077 during the three month period ended March 31, 2009.

Cash flow from investing activities was $27,181 during the three month period ended March 31, 2010 compared to $0 during the three month period ended March 31, 2009.

Cash flow from financing activities was $0 during the three month period ended March 31, 2010 compared with $0 during the three month period ended March 31, 2010.

As a result, cash decreased by $13,635 during the three month period ended March 31, 2010. The Company had cash of $212,331  as of March 31, 2010. It will not be necessary for the Company to raise additional capital to continue its business activities during the next twelve months.

Off-Balance Sheet Arrangements

There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide this information.

ITEM 4.

CONTROLS AND PROCEDURES

a)           Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

REMOVED AND RESERVED

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

EXHIBITS (filed with this report)

Exhibit 31.1

Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2

Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/  Paul Hatfield

Paul Hatfield, President and Director

Date:  May 20, 2010

By        /s/  Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  May 20, 2010

13