Form 10-Q
period 2010-06-30
Butte Highlands Mining Company, Inc.
filed 2010-08-10
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

509) 979-3153

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has sub mitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes  ☐  No

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at July 15, 2010, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

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

12

ITEM 4.  CONTROLS AND PROCEDURES

12

PART II – OTHER INFORMATION

13

ITEM 1. LEGAL PROCEEDINGS

13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

13

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

13

ITEM 5. OTHER INFORMATION

13

ITEM 6. EXHIBITS (filed with this report)

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	June 30	December 31
	2010	2009
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$245,236	$202,496
Accrued interest	1,109	1,109
Refund receivable	-	19,478
Total Current Assets	246,345	223,083

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,213)	(4,159)
Total Property and Equipment	125	179

OTHER ASSETS
Investments	51,700	116,640
Total Other Assets	51,700	116,640

TOTAL ASSETS	$298,170	$339,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$1,875
Total Current Liabilities	-	1,875

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding, respectively	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding, respectively	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(476,837)	(477,010)
Other comprehensive income	25,850	65,880
Total Stockholders' Equity	298,170	338,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$298,170	$339,902

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

									Period from
									May 18, 2007
									(Inception of
		Three Months Ended				Six Months Ended			Development Stage)
		June 30				June 30			to June 30,
		2010		2009		2010		2009	2010
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

MINERAL LEASE REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES
Professional fees		11,256		14,778		28,519		28,779	133,678
Depreciation		27		144		54		203	1,169
Officers & directors fees		-				-			2,000
General and administrative		533		1,556		2,513		1,856	26,126
TOTAL OPERATING EXPENSES		11,816		16,478		31,086		30,838	162,973

INCOME (LOSS) FROM OPERATIONS		(11,816)		(16,478)		(31,086)		(30,838)	(162,973)

OTHER INCOME (EXPENSES)
Interest income		26		712		52		800	7,810
Interest expense		-		-		-		-	(553)
Other income		740		-		740		-	740
Other expense		-		-		(459)		-	(459)
Other than temporary impairment of investment		-		-		-		-	(165,240)
Gain on sale of investment		15,965		-		30,926		-	30,926
TOTAL OTHER INCOME (EXPENSES)		16,731		712		31,259		800	(126,776)

INCOME (LOSS) BEFORE TAXES		4,915		(15,766)		173		(30,038)	(289,749)

INCOME TAXES
Income tax benefit		-		-		-		-	(15,501)
Tax expense		-		-		-		-	(171,587)
		-		-		-		-	(187,088)

NET INCOME (LOSS)		$4,915		$(15,766)		$173		$(30,038)	$(476,837)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		(6,050)		7,560		(8,510)		12,960	77,890

COMPREHENSIVE INCOME(LOSS)		(1,135)		(8,206)		(8,337)		(17,078)	(398,947)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889		2,981,889		2,981,889		2,981,889

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Six Months Ended		Development Stage)
	June 30		to June 30
	2010	2009	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$173	$(30,038)	$(476,837)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	54	203	1,169
Gain on sale of investments	(30,926)	-	(30,926)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	-	(1,109)
Decrease (increase) in refund receivable	19,478	-	-
Increase (decrease) in accounts payable	(1,874)	(3,499)	2
Net cash used by operating activities	(13,095)	(33,334)	(290,670)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	55,835		55,835
Net cash used by investing activities	55,835	-	460,292

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	42,740	(33,334)	204,622

Cash, beginning of period	202,496	237,043	40,614

Cash, end of period	$245,236	$203,709	$245,236
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2010

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

June 30, 2010

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended June 30, 2010 and 2009 was $27 and $59, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2010.

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

June 30, 2010

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company measures its investments at fair value on a recurring basis. See Note 3.

The following table represents our assets by level measured at fair value on a recurring basis at June 30, 2010.

Description	Level 1	Level 2	Level 3
Assets
Investments	$51,700	$-	$-

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

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other comprehensive income. The Company recognized an unrealized gain for the period ended June 30, 2010 of $25,850 and an unrealized loss for the period ended June 30, 2009 of $178,200.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2010

The following summarizes the securities available for sale at June 30, 2010

	# of		Market
Security	Shares	Cost	Value
Timberline Resources	55,000	$25,850	$51,700

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

Significant components of the deferred tax assets for the periods ended June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Net operating loss carryforwards	-	-
Unrealized loss on investments	28,611	56,182
Deferred tax asset	28,611	56,182
Valuation allowance for deferred asset	(28,611)	(56,182)
Net deferred tax asset	-	-

At June 30, 2010, the Company has net operating loss carryforwards of approximately $0, which begin to expire in the year 2030. The change in the allowance account from December 31, 2009 to June 30, 2010 was $27,571.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended June 30, 2010, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended June 30, 2010 compared to the period ended June 30, 2009

During the three and six month periods ended June 30, 2010, the Company had a net income of $4,915 and $173 respectively compared to net loss of $15,766  and a net loss of $30,038 during the three month and six month periods ended June 30, 2009.  This represents an increase of net income in the amount of $20,681and  $30,211 over the respective three and six month periods ended June 30, 2009. This increased income is due to primarily to a gain on the sale of investments

Total operating expenses decreased to $11,816 during the three month period ended June 30, 2010 from $16,478 for the comparable period ended June 30, 2009.  The decrease is primarily due to lower professional fees.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2010 was $246,345 compared to working capital of $221,208 at December 31, 2009. Working capital increased primarily due to the gain on the sale of investments

Net cash used in operating activities was $13,095 during the six month period ended June 30, 2010 compared with $33,334 during the six month period ended June 30, 2009.

Cash flow from investing activities was $55,835 during the six month period ended June 30, 2010 compared to $0 during the six month period ended June 30, 2009.

Cash flow from financing activities was $0 during the six month period ended June 30, 2010 compared with $0 during the six month period ended June 30, 2009.

As a result, cash increased by $42,740 during the six month period ended June 30, 2010. The Company had cash of $245,236 as of June 30, 2010. It will not be necessary for the Company to raise additional capital to continue its business activities in 2010.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  August 10, 2010

By:         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  August 10, 2010

14