Form 10-Q
period 2010-09-30
Butte Highlands Mining Company, Inc.
filed 2010-11-22
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at November 10, 2010, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

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

12

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

12

SIGNATURES

13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS
	September 30	December 31
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$264,545	$202,496
Accrued interest	1,109	1,109
Refund receivable	-	19,478
Total Current Assets	265,654	223,083

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,240)	(4,159)
Total Property and Equipment	98	179

OTHER ASSETS
Investments	35,100	116,640
Total Other Assets	35,100	116,640

TOTAL ASSETS	$300,852	$339,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$394	$1,875
Total Current Liabilities	394	1,875

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding, respectively	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding, respectively	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(469,699)	(477,010)
Other comprehensive income	21,000	65,880
Total Stockholders' Equity	300,458	338,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$300,852	$339,902

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

								Period from	Period from
								May 18, 2007	May 18, 2007
								(Inception of	(Inception of
		Three Months Ended			Nine Months Ended			Development Stage)	Development Stage)
		September 30			September 30			to September 30,	to December 31,
		2010	2009		2010		2009	2010	2009
		(unaudited)	(unaudited)		(unaudited)		(unaudited)	(unaudited)

MINERAL LEASE REVENUES		$-	$-		$-		$-	$-	0

OPERATING EXPENSES
Professional fees		5,405	7,307		33,924		36,085	139,083	105,159
Depreciation		27	129		81		333	1,196	1,115
Officers & directors fees		-	-		-		-	2,000	2,000
General and administrative		327	355		2,840		2,211	26,453	23,613
TOTAL OPERATING EXPENSES		5,759	7,791		36,845		38,629	168,732	131,887

INCOME (LOSS) FROM OPERATIONS		(5,759)	(7,791)		(36,845)		(38,629)	(168,732)	(131,887)

OTHER INCOME (EXPENSES)
Interest income		24	34		76		834	7,834	7,758
Interest expense		-	-		-		-	(553)	(553)
Other income		-	-		740		-	740	-
Other expense		-	-		(459)		-	(459)
Other than temporary impairment of investment		-	-		-		-	(165,240)	(165,240)
Gain on sale of investment		12,874	-		43,799		-	43,799	-
TOTAL OTHER INCOME (EXPENSES)		12,898	34		44,156		834	(113,879)	(158,035)

INCOME (LOSS) BEFORE TAXES		7,139	(7,757)		7,311		(37,795)	(282,611)	(289,922)

INCOME TAXES
Income tax benefit		-	-		-		-	(15,501)	(15,501)
Tax expense		-	-		-		-	(171,587)	(171,587)
		-	-		-		-	(187,088)	(187,088)

NET INCOME (LOSS)		$7,139	$(7,757)		$7,311		$(37,795)	$(469,699)	(477,010)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		6,900	41,040		(1,610)		28,080	64,270	65,880

COMPREHENSIVE INCOME(LOSS)		14,039	33,283		5,701		(9,715)	(405,429)	(411,130)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$0.01	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889	2,981,889		2,981,889		2,981,889

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Nine Months Ended		Development Stage)
	September 30		to September 30
	2010	2009	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,311	$(37,795)	$(469,699)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	81	332	1,196
Gain on sale of investments	(43,799)	-	(43,799)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	-	(1,109)
Decrease (increase) in refund receivable	19,478	-	-
Increase (decrease) in accounts payable	(1,481)	(3,835)	395
Net cash used by operating activities	(18,410)	(41,298)	(295,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	80,459		80,459
Net cash used by investing activities	80,459	-	484,916

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	62,049	(41,298)	223,931

Cash, beginning of period	202,496	237,043	40,614

Cash, end of period	$264,545	$195,745	$264,545
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying condensed notes are an integral part of these interim financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2010

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

September 30, 2010

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is provided using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended September 30, 2010 and 2009 was $81 and $333, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2010.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2010

The following table represents our assets by level measured at fair value on a recurring basis at September 30, 2010.

Description	Level 1	Level 2	Level 3

Assets
Investments	$35,100	$-	$-

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

The following summarizes the securities available for sale at June 30, 2010:

	# of		Market
Security	Shares	Cost	Value
Timberline Resources	30,000	$14,100	$35,100

The fair value of securities is determined by quoted market prices.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2010

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

Significant components of the deferred tax assets for the periods ended September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Net operating loss carryforwards	-	-
Unrealized loss on investments	-	56,182
Deferred tax asset	-	56,182
Valuation allowance for deferred asset	-	(56,182)
Net deferred tax asset	-	-

At September 30, 2010, the Company has net operating loss carryforwards of approximately $0. The change in the allowance account from December 31, 2009 to June 30, 2010 was $56,182.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended September 30, 2010, there were no recognizable or non recognizable subsequent events.  Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended September 30, 2010 compared to the period ended September 30, 2009

During the three and nine month periods ended September 30, 2010, the Company had a net income of $7,139 and $7,311 respectively compared to net loss of $7,757  and a net loss of $37,795 during the three month and nine month periods ended September 30, 2009.  This represents an increase of net income in the amount of $14,896 and $45,106 over the respective three and nine month periods ended September 30, 2009. This increased income is due to primarily to a gain on the sale of investments.

Total operating expenses decreased to $5,759 during the three month period ended September 30, 2010 from $7,791 for the comparable period ended September 30, 2009.  The decrease is primarily due to lower professional fees.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2010 was $265,260 compared to working capital of $221,208 at December 31, 2009. Working capital increased primarily due to the gain on the sale of investments.

Net cash used in operating activities was $18,410 during the nine month period ended September 30, 2010 compared with $41,298 during the nine month period ended September 30, 2009.

Cash flow from investing activities was $88,459 during the nine month period ended September 30, 2010 compared to $0 during the nine month period ended September 30, 2009.

Cash flow from financing activities was $0 during the nine month period ended September 30, 2010 compared with $0 during the nine month period ended September 30, 2009.

As a result, cash increased by $62,049 during the nine month period ended September 30, 2010. The Company had cash of $264,545 as of September 30, 2010. It will not be necessary for the Company to raise additional capital to continue its business activities in 2010.

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

b)   Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  November 19, 2010

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  November 19, 2010