Form 10-K
period 2010-12-31
Butte Highlands Mining Company, Inc.
filed 2011-03-31
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company.  [X] Yes  [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.25 per share on  June 30, 2010, was approximately $104,595. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value Class A Common Stock on March 22, 2011, was 1,327,698.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

PART I

3

Item 1.  Description of Business

3

Item 1A. Risk Factors

5

Item 1B. Unresolved Staff Comments

5

Item 2.  Properties

5

Item 3.  Legal Proceedings

5

Item 4. Removed and Reserved

5

PART II

6

Item 5.  Market for Common Equity and Related Stockholder Matters

6

Item 6. Selected Financial Data

6

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

6

Item 8.  Financial Statements

8

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

18

Item 9A. Controls and Procedures

18

Item 9B. Other Information

19

PART III

20

Item 10. Directors, Executive Officers and Corporate Governance

20

Item 11. Executive Compensation

21

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

21

Item 13.  Certain Relationships and Related Transactions

21

Item 14. Principal Accountant Fees and Services

22

PART IV

22

Item 15.  Exhibits

22

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

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

December 31, 2010

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

December 31, 2010

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2010.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Removed and Reserved

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)  Market Information.  Our Class A Common Stock is quoted in the over-the-counter market in the Pink Sheets with the symbol BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2010 and 2009.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2009		2010
	High	Low	High	Low
First Quarter	$0.25	$0.25	$0.25	$0.25
Second Quarter	0.25	0.25	0.25	0.25
Third Quarter	0.25	0.25	0.25	0.25
Fourth Quarter	0.25	0.25	0. 25	0.25

b)  Holders of Record.  As of March 22, 2011, there were approximately 109 holders of record of the Company’s Class A Common Stock.

c)  Dividends.  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2010 compared to year ended December 31, 2009.

Result of Operations

During 2010, the Company had net income of $21,210 compared to a net loss of $31,702  during 2009.  This represents a gain of $52,912 over the year ended December 31, 2009.

Total operating expenses decreased to $43,201 in 2010 from $50,026 in 2009.  The difference is due primarily to decreased professional fees incurred in 2009 in connection with the preparation of the Registration Statement and periodic reports files in connection with the Company’s registration under the Securities Exchange Act of 1934.

For 2010, the Company had net other income of $67,518 compared to net other income of $1,992 during 2009,which was attributed primarily to the sale of investment securities.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2010 was $293,286 compared to working capital of $221,208 at December 31, 2009. Working capital increased primarily due to gain on the sale of investment securities.

Net cash used in operating activities was $22,387 in 2010 compared with $34,547 in 2009.

Cash flow from investing activities was $116,832 in 2010, compared with zero  in 2009.

Cash flow from financing activities was zero in 2010, remaining unchanged from 2009.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

As a result, cash increased by $94,445 in 2010. The Company had cash of $296,941 as of December 31, 2010.

The Company estimates that the annual costs associated with being a reporting public company will be approximately $40,000. This amount is comprised of accounting fees of approximately  $35,000 and legal fees of $5,000.  In addition the Company estimates that it will incur approximately $10,000 per year to seek a business opportunity to acquire and up to an additional $50,000 to acquire any such business opportunity once identified.  It will not be necessary for the Company to raise additional capital to continue its business activities in the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2010 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, such as those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

Item 8.  Financial Statements

To the Board of Directors and Stockholders

Butte Highlands Mining Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Butte Highlands Mining Company as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from May 18, 2007, (inception of development stage) to December 31, 2010. Butte Highlands Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butte Highlands Mining Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from May 18, 2007, (inception of development stage) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Spokane, Washington

March 10, 2011

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	December 31	December 31
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$296,941	$202,496
Accrued interest	-	1,109
Refund receivable	-	19,478
Total Current Assets	296,941	223,083

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,267)	(4,159)
Total Property and Equipment	71	179

OTHER ASSETS
Investments	-	116,640
Total Other Assets	-	116,640

TOTAL ASSETS	$297,012	$339,902

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$548	$1,875
Income tax payable	3,107	-
Total Current Liabilities	3,655	1,875

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(455,800)	(477,010)
Other comprehensive income	-	65,880
Total Stockholders' Equity	293,357	338,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$297,012	$339,902

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

				Period from
				May 18, 2007
				(Inception of
	Year Ended			Development Stage)
	December 31			to December 31,
	2010		2009	2010

MINERAL LEASE REVENUES	$-		$-	$-

OPERATING EXPENSES
Professional fees	38,366		45,703	143,525
Depreciation	109		382	1,224
Officers & directors fees	1,000		1,000	3,000
General and administrative	3,726		2,941	27,339
TOTAL OPERATING EXPENSES	43,201		50,026	175,088

INCOME (LOSS) FROM OPERATIONS	(43,201)		(50,026)	(175,088)

OTHER INCOME (EXPENSES)
Interest income	1,165		1,992	8,923
Interest expense	-		-	(553)
Other income	740		-	740
Other expense	(459)		-	(459)
Other than temporary impairment of investment	-		-	(165,240)
Gain on sale of investment	66,072		-	66,072
TOTAL OTHER INCOME (EXPENSES)	67,518		1,992	(90,517)

INCOME (LOSS) BEFORE TAXES	24,317		(48,034)	(265,605)

INCOME TAXES
Income tax benefit	-		16,332	(15,501)
Tax expense	(3,107)		-	(174,694)
	(3,107)		16,332	(190,195)

NET INCOME (LOSS)	$21,210		$(31,702)	$(455,800)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	-		65,880	-

COMPREHENSIVE INCOME(LOSS)	21,210		34,178	(455,800)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$0.01	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,981,889		2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2006	817,948	$8,179	$1,663,941	$16,640	$212,632	$(122,704)	$-	$114,747

Class A common stock issued for cash at $0.07
per share	500,000	5,000			30,000			35,000
								-
Unrealized gain on available for sale securities							232,200	232,200

Net income for year ending December 31, 2007	-	-	-	-	-	346,964	-	346,964

Balance, December 31, 2007	1,317,948	$13,179	$1,663,941	$16,640	$242,632	$224,260	$232,200	$728,911

Unrealized loss on available for sale securities							(232,200)	(232,200)

Net income for period ending December 31, 2008 (restated)	-	-	-	-	-	(192,862)		(192,862)

Balance, December 31, 2008	1,317,948	$13,179	$1,663,941	$16,640	$242,632	$31,398	$-	$303,849

Unrealized gain on available for sale securities							65,880	65,880

Net income for period ending December 31, 2009	-	-	-	-	-	(31,702)		(31,702)

Balance, December 31, 2009	1,317,948	$13,179	$1,663,941	$16,640	$242,632	$(304)	$65,880	$338,027

Unrealized loss on available for sale securities							(65,880)	(65,880)

Net income for period ending December 31, 2010	-	-	-	-	-	21,210		21,210

Balance, December 31, 2010	1,317,948	$13,179	$1,663,941	$16,640	$242,632	$20,906	$-	$293,357

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31		to December 31
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,210	$(31,702)	$(455,800)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	109	382	1,224
Gain on sale of investments	(66,072)	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	1,000	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	1,109	(1,109)	-
Decrease (increase) in refund receivable	19,478	(481)	-
Increase (decrease) in accounts payable	(1,328)	(2,637)	548
Increase (decrease) in income tax payable	3,107	-	3,107
Net cash used by operating activities	(22,387)	(34,547)	(303,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	116,832	-	116,832
Net cash used by investing activities	116,832	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	94,445	(34,547)	253,220

Cash, beginning of period	202,496	237,043	40,614

Cash, end of period	$296,941	$202,496	$293,834

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing mineral properties.  As of the date of reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings, the Company obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders which could not be located.  See Note 4.

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

The Company held securities classified as available for sale until sold in 2010. See “Note 3, Investments” for further details.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

Earnings Per Share

Basic net income/loss per share was computed by dividing the net income/loss by the weighted average number of shares outstanding during the year.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.  The Company presents EPS on a combined basis because Class B common stock has all of the rights and privileges of Class A common stock, except for voting rights. See Note 1 and 4. Additionally, if the two class method were used the EPS would be identical.

Cash Equivalents

The Company considers cash, certificates of deposit, and debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the years ended December 31, 2010 and 2009 was $109 and $382, respectively.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2010.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company measured its investment at fair value on a recurring basis, until sold. See Note 3.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

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

NOTE 3 - INVESTMENTS

The Company held securities classified as available for sale. Amounts held at December 31, 2009 are reported at fair value, with unrealized gains and losses excluded from earnings and reported separately as a component of stockholders’ equity. The cost of securities sold is based on the specific identification method; realized gains and losses resulting from such sales are included in investment income.

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

As a result of the Company’s assessment, the Company determined that the decline in market value of Timberline Resources was an other-than-temporary impairment.  Accordingly, the Company recorded an other than temporary impairment charge of $165,240 at December 31, 2008 and recognized an unrealized gain for the year ended December 31, 2009 of $65,880.  All available for sale securities were sold during the year ended December 31, 2010.

NOTE 4 – COMMON STOCK

Upon formation in 1929, the Company issued 1,500,000 shares of its common stock in exchange for mineral claims.  During 1937, the Company’s total authorized common stock was increased to 2,500,000 under a reorganization plan.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

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

During the year ended December 31, 2010, the Company did not issue any shares of common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company utilizes office facilities provided by its president.  The value of the office facilities provided by the Company’s president is nominal and immaterial to the financial statements.

The Company’s two directors were each paid $500 annually for services to the Company during the periods ended December 31, 2010 and December 31, 2009.

NOTE 6 – INCOME TAXES

The following is a reconciliation of income tax, computed at federal statutory rate, to the provision for taxes for the periods ended December 31, 2010 and December 31, 2009.

	2010		2009
	Amount	Percent	Amount	Percent
Statutory Federal tax (benefit)	$ 3,107	15.0%	$ 7,205	15%
Valuation allowance	-	-	9,127	19%
Net deferred tax asset	$ 3,107	15.0%	$ 16,332	34%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2010

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Unrealized loss on investments	$-	$56,182
Deferred tax asset:	-	56,182
Valuation allowance for deferred asset	-	(56,182)
Net deferred tax asset	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately $0. The change in the allowance account from December 31, 2009 to December 31, 2010 was $56,182.

NOTE 7 – SUBSEQUENT EVENTS

For the period ended December 31, 2010, there were no recognizable or non-recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer/ Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Principal Executive Officer/ Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting.  The independent directors do not provide oversight of the adequacy of financial reporting and internal control procedures.  In addition, due to insufficient staffing and the lack of full-time personnel, it was not possible to ensure appropriate segregation of duties between teo incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	47	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	49	Vice President, Director	Annual meeting
Doris Marie Prater	84	Secretary, Director	Annual meeting

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2010

Item 11. Executive Compensation

During the years ended December 31, 2010 and December 31, 2009, Susan Ann Robinson-Trudell and Doris Marie Prater each received a Directors fee of $500. Mr. Hatfield receives no compensation for serving as a director of the Company. No officers were compensated by the Company for the years ended December 31, 2010 and December 31, 2009. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts, incentive pay agreements or outstanding options with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners:

At March 1, 2011, one person of record owned more than 5% of the Company's common stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	66.43
(1) Based upon 1,317,948 total Class A Common Shares outstanding at March 1, 2011

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	66.43
Class A Common	Susan Ann Robinson-Trudell	14,000 direct	1.06

Class A Common	Directors and Executive Officers as a Group (2)	899,566 direct	67.49
(1) Based upon 1,317,948 total common shares outstanding as of March 1, 2011 (2) Three individuals

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

December 31, 2010

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit and the reviews of the Company’s financial statements in 2010 and 2009 were $19,840 and $32,062, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $1,809 in 2010 and $1,536 in 2009 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

December 31, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

(Registrant)

/s/ Paul A. Hatfield

By:

Paul A. Hatfield

President (Principal Executive Officer) and Principal Financial Officer

Date:  March 31, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul A. Hatfield

By:

Paul A. Hatfield

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  March 31, 2011

/s/ Susan Ann Robinson-Trudell

By:

Susan Ann Robinson-Trudell

Director

Date:  March 31, 2011

/s/ Doris Mare Prater

By

Doris Marie Prater

Director

Date:  March 31, 2011

23