Form 10-Q
period 2011-03-31
Butte Highlands Mining Company, Inc.
filed 2011-05-16
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    YES [X]  NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At May 10, 2011, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

10

ITEM 4.  CONTROLS AND PROCEDURES

11

PART II – OTHER INFORMATION

11

ITEM 1. LEGAL PROCEEDINGS

11

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4. REMOVED AND RESERVED

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS (filed with this report)

11

SIGNATURES

12

PART I.

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS
	March 31	December 31
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$289,488	$296,941
Total Current Assets	289,488	296,941

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,295)	(4,267)
Total Property and Equipment	43	71

TOTAL ASSETS	$289,531	$297,012

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$6,856	$548
Income tax payable	-	3,107
Total Current Liabilities	6,856	3,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(466,482)	(455,800)
Total Stockholders' Equity	282,675	293,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$289,531	$297,012

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

					Period from
					May 18, 2007
					(Inception of
		Three Months Ended			Development Stage)
		March 31			to March 31,
		2011		2010	2011
		(unaudited)		(unaudited)	(unaudited)

MINERAL LEASE REVENUES		$-		$-	$-

OPERATING EXPENSES
Professional fees		8,688		16,905	152,213
Depreciation		28		27	1,252
Officers & directors fees		-		-	3,000
General and administrative		1,818		2,338	29,157
TOTAL OPERATING EXPENSES		10,534		19,270	185,622

INCOME (LOSS) FROM OPERATIONS		(10,534)		(19,270)	(185,622)

OTHER INCOME (EXPENSES)
Interest income		13		26	8,936
Interest expense		-		-	(553)
Other income		-		-	740
Other expense		-		(459)	(459)
Other than temporary impairment of investment		-		-	(165,240)
Gain on sale of investment		-		14,961	66,072
TOTAL OTHER INCOME (EXPENSES)		13		14,528	(90,504)

INCOME (LOSS) BEFORE TAXES		(10,521)		(4,742)	(276,126)

INCOME TAXES
Income tax benefit		-		-	(15,501)
Tax expense		(161)		-	(174,855)
		(161)		-	(190,356)

NET INCOME (LOSS)		$(10,682)		$(4,742)	$(466,482)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		-		(2,460)	-

COMPREHENSIVE INCOME(LOSS)		(10,682)		(7,202)	(466,482)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889		2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Three Months Ended		Development Stage)
	March 31		to March 31
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,682)	$(4,742)	$(466,482)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	28	382	1,252
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	1,000	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	(1,109)	-
Decrease (increase) in refund receivable	-	(481)	-
Increase (decrease) in accounts payable	6,308	(2,637)	6,856
Increase (decrease) in income tax payable	(3,107)	-	-
Net cash used by operating activities	(7,453)	(7,587)	(307,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash used by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(7,453)	(7,587)	248,874

Cash, beginning of period	296,941	237,043	40,614

Cash, end of period	$289,488	$229,456	$289,488
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$3,107	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2011

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended March 31, 2011 and 2010 was $27 and $27, respectively.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2011

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2011.

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

The Company did not have any assets measured at fair value at March 31, 2011.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2011

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other comprehensive income. The Company recognized an unrealized loss for the period ended March 31, 2011 of $0 and an unrealized loss for the period ended March 31, 2010 of $2,460.

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

Significant components of the deferred tax assets for the periods ended March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Net operating loss carryforwards	3,899	-
Unrealized loss on investments	-	-
Deferred tax asset	3,899	-
Valuation allowance for deferred asset	(3,899)	-
Net deferred tax asset	-	-

At March 31, 2011, the Company has net operating loss carryforwards of approximately $10,700, which begin to expire in the year 2031. The change in the allowance account from December 31, 2010 to March 31, 2011 was $3,899.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended March 31, 2011, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended March 31, 2011 compared to the period ended March 31, 2010

During the three month period ended March 31, 2011, the Company had a net loss of $10,521 compared to a net loss of $4,742 during the three month period ended March 31, 2010.  This represents an increased net loss of $ 5,779 during the three month period ended March 31, 2011. The increase in net loss is attributable to a gain on the sale of an investment over the respective three month period ended March 31, 2010.

Total operating expenses decreased to $10,534 during the three month period ended March 31, 2011 from $19,270 for the comparable period ended March 31, 2010.  The decrease is primarily attributable to decreased professional fees and general and administrative expenses over the respective three month period ended March 31, 2010.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2011 was $282,675 compared to working capital of $228,263 at December 31, 2010. Working capital increased primarily due to the cash received from the sale of an investment.

Net cash used in operating activities was $7,453 during the three month period ended March 31, 2011 compared with $7,587 during the three month period ended March 31, 2010.

Cash flow from investing activities was $0 during the three month period ended March 31, 2011 compared to $0 during the three month period ended March 31, 2010.

Cash flow from financing activities was $0 during the three month period ended March 31, 2011 compared with $0 during the three month period ended March 31, 2010.

As a result, cash decreased by $7,453 during the three month period ended March 31, 2011. The Company had cash of $289,488 as of March 31, 2011. It will not be necessary for the Company to raise additional capital to continue its business activities during the next twelve months.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  May  16, 2011

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  May 16, 2011

12