Form 10-Q
period 2011-06-30
Butte Highlands Mining Company, Inc.
filed 2011-08-22
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at July 22, 2011, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

10

ITEM 4.  CONTROLS AND PROCEDURES

10

PART II – OTHER INFORMATION

11

ITEM 1. LEGAL PROCEEDINGS

11

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

11

ITEM 4. REMOVED AND RESERVED.

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS (filed with this report)

11

PART I.

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	June 30	December 31
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$276,490	$296,941
Total Current Assets	276,490	296,941

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,322)	(4,267)
Total Property and Equipment	16	71

TOTAL ASSETS	$276,506	$297,012

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$552	$548
Income tax payable	-	3,107
Total Current Liabilities	552	3,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value
23,292,907 shares authorized; 1,317,948
shares issued and outstanding	13,179	13,179
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(473,203)	(455,800)
Total Stockholders' Equity	275,954	293,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$276,506	$297,012

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

									Period from
									May 17, 2007
									(Inception of
		Three Months Ended				Six Months Ended			Development Stage)
		June 30				June 30			to June 30
		2011		2010		2011		2010	2011
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)
MINERAL LEASE REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES
Professional fees		6,271		11,256		14,959		28,519	158,484
Depreciation		27		27		54		54	1,278
Officers & directors fees		-		-		-		-	3,000
General and administrative		439		533		2,418		2,513	29,757
TOTAL OPERATING EXPENSES		6,737		11,816		17,431		31,086	192,519

INCOME (LOSS) FROM OPERATIONS		(6,737)		(11,816)		(17,431)		(31,086)	(192,519)

OTHER INCOME (EXPENSES)
Interest income		16		26		28		52	8,951
Interest expense		-		-		-		-	(553)
Other income		-		740		-		740	740
Other expense		-		-		-		(459)	(459)
Other than temporary impairment of investment		-		-		-		-	(165,240)
Gain on sale of investment		-		15,965		-		30,926	66,072
TOTAL OTHER INCOME (EXPENSES)		16		16,731		28		31,259	(90,489)

INCOME (LOSS) BEFORE TAXES		(6,721)		4,915		(17,403)		173	(283,008)

INCOME TAXES
Income tax benefit		-		-		-		-	(15,501)
Tax expense		-		-		-		-	(174,694)
		-		-		-		-	(190,195)

NET INCOME (LOSS)		$(6,721)		$4,915		$(17,403)		$173	$(473,203)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		-		-		-		-	-

COMPREHENSIVE INCOME(LOSS)		$(6,721)		$4,915		$(17,403)		$173	$(473,203)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889		2,981,889		2,981,889		2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Six Months Ended		Development Stage)
	June 30		to June 30
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,403)	$173	$(473,203)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	54	54	1,278
Gain on sale of investments	-	(30,926)	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	-	-
Decrease (increase) in refund receivable	-	19,478	-
Increase (decrease) in accounts payable	5	(1,874)	553
Increase (decrease) in income tax payable	(3,107)	-	-
Net cash used by operating activities	(20,451)	(13,095)	(320,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	55,835	116,832
Net cash used by investing activities	-	55,835	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(20,451)	42,740	235,876

Cash, beginning of period	296,941	202,496	40,614

Cash, end of period	$276,490	$245,236	$276,490
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$3,107	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2011

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended June 30, 2011 and 2010 was $54 and $54, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2011.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2011

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company measures its investments at fair value on a recurring basis. See Note 3.

The Company did not have any assets measured at fair value at June 30, 2011.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimations and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Unrealized gains and losses are recorded on the income statement as other comprehensive income (loss) and also on the balance sheet as other comprehensive income. There were no unrealized losses for the period ended June 30, 2011 or 2010.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2011

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

Significant components of the deferred tax assets for the periods ended June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Net operating loss carryforwards	$ 6,352	-
Unrealized loss on investments	-	-
Deferred tax asset	6,352	-
Valuation allowance for deferred asset	(6,352)	-
Net deferred tax asset	-	-

At June 30, 2011, the Company has net operating loss carryforwards of approximately $17,403, which begin to expire in the year 2031. The change in the allowance account from December 31, 2010 to June 30, 2011 was $6,352.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended June 30, 2011, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended June 30, 2011 compared to the period ended June 30, 2010

During the three and six month periods ended June 30, 2011, the Company had a net loss of $6,721 and $17,403 respectively compared to a net income of $4,915 and $173 during the three month and six month periods ended June 30, 2010.  This represents a decrease of net income in the amount of $11,636 and  $17,416 over the respective three and six month periods ended June 30, 2010. This decreased income is due to primarily a non-recurring gain on the sale of investments in 2010.

Total operating expenses decreased to $6,737 during the three month period ended June 30, 2011 from $11,816 for the comparable period ended June 30, 2010.  The decrease is primarily due to lower professional fees.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2011 was $246,345 compared to working capital of $293,357 at December 31, 2010. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $20,451during the six month period ended June 30, 2011 compared with $13,095 during the six month period ended June 30, 2010.

Cash flow from investing activities was $0 during the six month period ended June 30, 2011 compared to $55,835 during the six month period ended June 30, 2010.

Cash flow from financing activities was $0 during the six month period ended June 30, 2011 compared with $0 during the six month period ended June 30, 2010.

As a result, cash increased by $20,451 during the six month period ended June 30, 2011. The Company had cash of $276,490 as of June 30, 2011. It will not be necessary for the Company to raise additional capital to continue its business activities in 2011.

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

b)      Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  August 22, 2011

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  August 22, 2011

12