Form 10-Q
period 2011-09-30
Butte Highlands Mining Company, Inc.
filed 2011-11-16
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.  YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at November 10, 2011, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

9

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 4.  CONTROLS AND PROCEDURES

11

PART II – OTHER INFORMATION

12

ITEM 1.  LEGAL PROCEEDINGS

12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

12

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

12

ITEM 4.  REMOVED AND RESERVED

12

ITEM 5.  OTHER INFORMATION

12

ITEM 6.  EXHIBITS (filed with this report)

12

SIGNATURES

13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	September 30	December 31
	2010	2010
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$272,676	$296,941
Total Current Assets	272,676	296,941

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,267)
Total Property and Equipment	-	71

TOTAL ASSETS	$272,676	$297,012

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$559	$548
Income tax payable	-	3,107
Total Current Liabilities	559	3,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock, Class A, $0.01 par value; 23,292,907 shares authorized; 1,317,948 shares issued and outstanding	13,179	13,179
Common stock, Class B, $0.01 par value; 1,707,093 shares authorized; 1,663,941shares issued and outstanding	16,640	16,640
Additional paid-in capital	242,632	242,632
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(477,040)	(455,800)
Total Stockholders' Equity	272,117	293,357

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$272,676	$297,012

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATION

									Period from
									May 18, 2007
									(Inception of
		Three Months Ended				Nine Months Ended			Development Stage)
		September 30				September 30			to September 30
		2011		2010		2011		2010	2011
		(unaudited)		(unaudited)		(unaudited)		(unaudited)	(unaudited)

MINERAL LEASE REVENUES		$-		$-		$-		$-	$-

OPERATING EXPENSES
Professional fees		3,058		5,405		18,016		33,924	161,541
Depreciation		16		27		71		81	1,295
Officers & directors fees		-				-		-	3,000
General and administrative		777		327		3,195		2,840	30,534
TOTAL OPERATING EXPENSES		3,851		5,759		21,282		36,845	196,370

INCOME (LOSS) FROM OPERATIONS		(3,851)		(5,759)		(21,282)		(36,845)	(196,370)

OTHER INCOME (EXPENSES)
Interest income		14		24		42		76	8,965
Interest expense		-		-		-		-	(553)
Other income		-		-		-		740	740
Other expense		-		-		-		(459)	(459)
Other than temporary impairment of investment		-		-		-		-	(165,240)
Gain on sale of investment		-		12,874		-		43,799	66,072
TOTAL OTHER INCOME (EXPENSES)		14		12,898		42		44,156	(90,475)

INCOME (LOSS) BEFORE TAXES		(3,837)		7,139		(21,240)		7,311	(286,845)

INCOME TAXES
Income tax benefit		-		-		-		-	(15,501)
Tax expense		-		-		-		-	(174,694)
		-		-		-		-	(190,195)

NET INCOME (LOSS)		$(3,837)		$7,139		$(21,240)		$7,311	$(477,040)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		2,981,889		2,981,889		2,981,889		2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Nine Months Ended		Development Stage)
	September 30		to September 30
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (21,240)	$ 7,311	$(477,040)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	71	81	1,295
Gain on sale of investments	-	(43,799)	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	-	-
Decrease (increase) in refund receivable	-	19,478	-
Increase (decrease) in accounts payable	11	(1,481)	559
Increase (decrease) in income tax payable	(3,107)	-	-
Net cash used by operating activities	(24,265)	(18,410)	(324,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	80,459	116,832
Net cash used by investing activities	-	80,459	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(24,265)	62,049	232,062

Cash, beginning of period	296,941	202,496	40,614

Cash, end of period	$ 272,676	$ 264,545	$272,676
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$-
Income taxes paid	$ 3,107	$ -	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$ -	$ -	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2011

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September  30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended September 30, 2011 and 2010 was $71 and $81, respectively.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2011

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2011.

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

The Company did not have any assets measured at fair value at September 30, 2011.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company utilized office facilities provided by its president.  The value of the office facilities provided by the Company’s president is nominal and immaterial to the financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2011

NOTE 4 – INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets are calculated at a rate of 37%.

Significant components of the deferred tax assets for the periods ended September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Net operating loss carryforwards	$ 7,753	-
Unrealized loss on investments	-	-
Deferred tax asset	7,753	-
Valuation allowance for deferred asset	(7,753)	-
Net deferred tax asset	-	-

At September 30, 2011, the Company has net operating loss carryforwards of approximately $21,240, which begin to expire in the year 2031. The change in the allowance account from December 31, 2010 to September 30, 2011 was $7,753.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended September 30, 2011, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended September 30, 2011 compared to the period ended September 30, 2010

During the three and Nine month periods ended September 30, 2011, the Company had a net loss of $3,837 and $21,240 respectively compared to a net income of $7,139and $7,311 during the three month and six month periods ended September 30, 2010.  This represents a decrease of net income in the amount of $10,976 and $28,551 over the respective three and nine month periods ended September 30, 2010. This decreased income is due to primarily a non-recurring gain on the sale of investments in 2010.

Total operating expenses decreased to $3,851 during the three month period ended September 30, 2011 from $ 5,759 for the comparable period ended September 30, 2010.  The decrease is primarily due to lower professional fees.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2011 was $272,117 compared to working capital of $293,357 at December 31, 2010. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $24,265 during the nine month period ended September 30, 2011 compared with $18,410 during the nine month period ended September 30, 2010.

Cash flow from investing activities was $0 during the nine month period ended September 30, 2011 compared to $55,835 during the nine month period ended September 30, 2010.

Cash flow from financing activities was $0 during the nine month period ended September 30, 2011 compared with $80,459 during the nine month period ended September 30, 2010.

As a result, cash decreased by $24,265 during the nine month period ended September 30, 2011. The Company had cash of $272,676 as of September 30, 2011.  It will not be necessary for the Company to raise additional capital to continue its business activities for the next twelve months.

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

Exhibit 31.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2 - Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101*

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (v) Notes to Financial Statements

_____________________

*

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  November 14, 2011

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  November 14, 2011

13