Form 10-K
period 2011-12-31
Butte Highlands Mining Company, Inc.
filed 2012-04-16
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Titles of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  ☐ Yes    ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☑ No

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes o No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company.  ☑ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.25 per share on June 30, 2011, was approximately $104,595. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s par value Class A Common Stock on March 22, 2011, was 1,327,698.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

PART I

3

Item 1.  Description of Business

3

Item 1A. Risk Factors

5

Item 1B. Unresolved Staff Comments

5

Item 2.  Properties

5

Item 3.  Legal Proceedings

5

Item 4. Mine Safety Disclosures

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

December 31, 2011

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

September, 1996, the Superior Court of Washington for Spokane County appointed an independent trustee to represent and vote on behalf of the Company’s missing shareholders at a Special Meeting of Shareholders. The appointment of the trustee was made necessary because the Company had been unable to have regular shareholder meetings since 1987 due to the fact that the addresses of the holders of approximately 76% of the Company’s shares were inaccurate.  Prior to the September, 1966 Special Meeting of Shareholders a Proxy Statement containing, among other items, a Notice of Special Meeting of Shareholders, complying with the notice information requirements of Section 222(a) of the Delaware General Corporate Law was mailed to shareholders within the time frame established by Section 222(b) of the Delaware General Corporate Law. In addition to the mailing of notice of the Special Meeting of Shareholders to the shareholders of record, the Company also published notice of the meeting in newspapers in Washington and Idaho in the two counties where many of the Company’s shareholders were last known to reside. Management having determined that the Company’s notice process had conformed to and complied with Section 222 of the Delaware General Corporation Act, held a Special Meeting of Shareholders on September 20, 1996, with the Trustees voting  in favor of management’s proposal, the  plan to amend the Articles of Incorporation and a related plan of recapitalization.  Pursuant to the plan of recapitalization:  (i) the capital stock of the Company would be divided into two classes of common stock, Class A Voting Common Stock (“Class A Stock”) and Class B Nonvoting Common Stock (“Class B Stock”);  (ii) those stockholders of the Company who could be located would receive one share of Class A Stock for each issued and currently outstanding share of capital stock then owned by them; and (iii) those stockholders of the Company who could not be located would receive one share of Class B Stock, which would be held in trust for their benefit, for each issued and outstanding share of capital stock then owned by them; (iv) should any holder of Class B Stock (or his or her heirs or beneficiaries) be

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

located or make themselves known  to the Company after initiation of the Plan, the trustee was authorized to issue such shareholders shares of Class A Stock in exchange for an equal number of Class B Stock.  See Note 5 to the financial statements.

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

December 31, 2011

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

On February 14, 2012 we filed a Certificate of Amendment of the Corporation’s Certificate of Incorporation with the Delaware Secretary of State to amend Article V of the Corporation’s Certificate of Incorporation to (a) increase the authorized shares of the Corporation’s Class A Common Stock from 23,292,907 to 500,000,000 shares; and (b) to authorize a class of Preferred Stock consisting of 20,000,000 shares.

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2011.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)  Market Information.  Our Class A Common Stock is quoted in the over-the-counter market in the Pink Sheets with the symbol BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2011 and 2010.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2010		2011
	High	Low	High	Low
First Quarter	$0.25	$0.25	$0.51	$0.51
Second Quarter	0.25	0.25	1.01	0.51
Third Quarter	0.25	0.25	0.51	0.51
Fourth Quarter	0.25	0.25	0.51	0.51

b)  Holders of Record.  As of March 22, 2011, there were approximately 102 holders of record of the Company’s Class A Common Stock.

c)  Dividends.  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2011 compared to year ended December 31, 2010.

Result of Operations

During 2011, the Company had net loss of $26,628 compared to a net income of $21,210 during 2010.  This loss, which represents a difference of ($47,838) over the year ended December 31, 2010 is primarily due to a non-recurring gain of $60,072 in 2010 from the gain on the sale of an investment.

Total operating expenses decreased to $27,998 in 2011 from $43,201 in 2010.  The difference is due primarily to decreased professional fees incurred in 2010.

For 2011, the Company had net other income of $1,370 from interest compared to net other income of $67,518 during 2010, which was attributed primarily to the sale of investment securities.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2011 was $266,729 compared to working capital of $293,286 at December 31, 2010. Working capital decreased primarily because the company only had nominal income in 2011 to offset its operating expenses.

Net cash used in operating activities was $29,045 in 2011 compared with $22,837 in 2010..

Cash flow from investing activities was $zero in 2010, compared with $116,832 in 2010.

Cash flow from financing activities was zero in 2011, remaining unchanged from 2010.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

As a result, cash decreased by $29,045 in 2011. The Company had cash of $267,896 as of December 31, 2011.

The Company estimates that the annual costs associated with being a reporting public company will be approximately $30,000. This amount is comprised of accounting fees of approximately $25,000 and legal fees of $5,000.  In addition the Company estimates that it will incur approximately $10,000 per year to seek a business opportunity to acquire and up to an additional $50,000 to acquire any such business opportunity once identified.  It will not be necessary for the Company to raise additional capital to continue its business activities in the next twelve months.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2011 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Item 8.  Financial Statements

MARTINELLI MICK PLLC

Rock Pointe Tower
316 W. Boone, Suite 777
Spokane, WA 99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Butte Highlands Mining Company

We have audited the accompanying balance sheet of Butte Highlands Mining Company as of December 31, 2011, and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2011 and for the period from May 18, 2007, (inception of development stage) to December 31, 2011. Butte Highlands Mining Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from May 18, 2007, (inception of development stage) to December 31, 2010, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 10, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butte Highlands Mining Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011 and for the period from May 18, 2007, (inception of development stage) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Martinelli Mick PLLC

MartinelliMick PLLC
Spokane, WA

March 8, 2012

p 509 443 5749 . f 509 474 0719 . info@MartinelliMick.com

BEHLERMICK PS
Bank of America Financial Center
601 W Riverside, Suite 430
Spokane, WA 99201
United States of America

To the Board of Directors and Stockholders
Butte Highlands Mining Company

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Butte Highlands Mining Company as of December 31, 2010 and 2009, and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2010 and for the period from May 18, 2007, (inception of development stage) to December 31, 2010. Butte Highlands Mining Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

BehlerMick PS

BehlerMick PS
Spokane, Washington
March 10, 2011

T: +1 509 838 5111
F: +1 509 838 5114

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	December 31	December 31
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$267,896	$296,941
Total Current Assets	267,896	296,941

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,267)
Total Property and Equipment	-	71
TOTAL ASSETS	$267,896	$297,012

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,167	$548
Income tax payable	-	3,107
Total Current Liabilities	1,167	3,655

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value 20,000,000 authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,317,948 shares issued and outstanding	1,318	1,318
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,663,941shares issued and outstanding	1,664	1,664
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(482,428)	(455,800)
Total Stockholders' Equity	266,729	293,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$267,896	$297,012

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATION
			Period from
			May 17, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31		to December 31
	2011	2010	2011

MINERAL LEASE REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	23,505	38,366	167,030
Depreciation	71	109	1,295
Officers & directors fees	1,000	1,000	4,000
General and administrative	3,422	3,726	30,761
TOTAL OPERATING EXPENSES	27,998	43,201	203,086

INCOME (LOSS) FROM OPERATIONS	(27,998)	(43,201)	(203,086)

OTHER INCOME (EXPENSES)
Interest income	1,370	1,165	10,293
Interest expense	-	-	(553)
Other income	-	740	740
Other expense	-	(459)	(459)
Other than temporary impairment of investment	-	-	(165,240)
Gain on sale of investment	-	66,072	66,072
TOTAL OTHER INCOME (EXPENSES)	1,370	67,518	(89,147)
INCOME (LOSS) BEFORE TAXES	(26,628)	24,317	(292,233)

INCOME TAXES
Income tax benefit	-	-	(15,501)
Tax expense	-	(3,107)	(174,694)
TOTAL INCOME TAXES	-	(3,107)	(190,195)
NET INCOME (LOSS)	$(26,628)	$21,210	$(482,428)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	-	-	-
COMPREHENSIVE INCOME(LOSS)	(26,628)	21,210	(482,428)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$0.00	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2006	817,948	$818	$1,663,941	$1,664	$234,969	$(122,704)	$-	$114,747

Class A common stock issued for cash at $0.07 per share	500,000	500	-	-	34,500	-	-	35,000
								-
Unrealized gain on available for sale securities	-	-	-	-	-	-	232,200	232,200

Net income for year ending December 31, 2007	-	-	-	-	-	346,964	-	346,964

Balance, December 31, 2007	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$224,260	$232,200	$728,911

Unrealized loss on available for sale securities	-	-	-	-	-	-	(232,200)	(232,200)

Net income for period ending December 31, 2008	-	-	-	-	-	(192,862)	-	(192,862)

Balance, December 31, 2008	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$31,398	$-	$303,849

Unrealized gain on available for sale securities	-	-	-	-	-	-	65,880	65,880

Net income for period ending December 31, 2009	-	-	-	-	-	(31,702)		(31,702)

Balance, December 31, 2009	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$(304)	$65,880	$338,027

Unrealized loss on available for sale securities	-	-	-	-	-	-	(65,880)	(65,880)

Net income for period ending December 31, 2010	-	-	-	-	-	21,210	-	21,210

Balance, December 31, 2010	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$20,906	$-	$293,357

Net income for period ending December 31, 2011	-	-	-	-	-	(26,628)	-	(26,628)

Balance, December 31, 2011	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$(5,722)	$-	$266,729

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31		to December 31
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(26,628)	$21,210	$(482,428)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	71	109	1,295
Gain on sale of investments	-	(66,072)	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	1,109	-
Decrease (increase) in refund receivable	-	19,478	-
Increase (decrease) in accounts payable	619	(1,328)	1,167
Increase (decrease) in income tax payable	(3,107)	3,107	-
Net cash used by operating activities	(29,045)	(22,387)	(329,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	116,832	116,832
Net cash used by investing activities	-	116,832	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(29,045)	94,445	227,282

Cash, beginning of period	296,941	202,496	40,614

Cash, end of period	$267,896	$296,941	$267,896
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$3,107	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing mineral properties.  As of the date of reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings, the Company obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders which could not be located.  See Note 4

As of May 17, 2007 the Company had disposed of all of its historical mineral properties or claims, and has reentered the development stage.  The Board of Directors intends to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Operations are primarily conducted from the Company headquarters in Spokane, Washington.

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

December 31, 2011

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended December 31, 2011 and 2010 was $71 and $109, respectively.

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

The Company did not have any assets measured at fair value at December 31, 2011.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

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

During the year ended December 31, 2011, the Company did not issue any shares of common stock.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company utilized office facilities provided by its president.  The value of the office facilities provided by the Company’s president is nominal and immaterial to the financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2011

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

Significant components of the deferred tax assets for the periods ended December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net operating loss carryforwards	$ 9,719	-
Unrealized loss on investments	-	-
Deferred tax asset	9,719	-
Valuation allowance for deferred asset	(9,719)	-
Net deferred tax asset	-	-

At December 31, 2011, the Company has net operating loss carryforwards of approximately $26,600, which begin to expire in the year 2031. The change in the allowance account from December 31, 2010 to December 31, 2011 was $9,719.

NOTE 5 – SUBSEQUENT EVENTS

On February 2, 2012, the Company increased its authorized capital to 521,707,093 shares and changed its par value to $0.001 per share, of which 500,000,000 shares are designated as Class A Common Stock, 1,707,093 shares are designated as Class B Common Stock and 20,000,000 designated as Preferred Stock.  All amounts in the foregoing financials reflect this change.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer/Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting.  The independent directors do not provide oversight of the adequacy of financial reporting and internal control procedures.  In addition, due to insufficient staffing and the lack of full-time personnel, it was not possible to ensure appropriate segregation of duties between two incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	49	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	51	Vice President, Director	Annual meeting
Doris Marie Prater	86	Secretary, Director	Annual meeting

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Section 240.16a-3 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner or more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

Item 11. Executive Compensation

During the years ended December 31, 2011 and December 31, 2010, Susan Ann Robinson-Trudell and Doris Marie Prater each received a Directors fee of $500. Mr. Hatfield receives no compensation for serving as a director of the Company. No officers were compensated by the Company for the years ended December 31, 2011 and December 31, 2010. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts, incentive pay agreements or outstanding options with any officer or director.

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
(1) Based upon 1,317,948 total Class A Common Shares outstanding at March 22, 2011

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	66.43
Class A Common	Susan Ann Robinson-Trudell	14,000 direct	1.06
Class A Common	Directors and Executive Officers as a Group (2)	899,566 direct	67.49
(1) Based upon 1,317,948 total common shares outstanding as of March 22, 2011 (2) Three individuals

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

December 31, 2011

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2011 and 2010 were $13,660 and $19,840, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $950 in 2011 and $1,809 in 2010 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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
101*

The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statement of Changes in Stockholders’ Equity, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements

*

In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

(Registrant)

       /s/ Paul A. Hatfield

By:

Paul A. Hatfield

President (Principal Executive Officer) and Principal Financial Officer

Date:  April 13, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ Paul A. Hatfield

By:

Paul A. Hatfield

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  April 13, 2011

       /s/ Susan Ann Robinson-Trudell

By:

Susan Ann Robinson-Trudell

Director

Date:  April 13, 2011

          Doris Marie Prater

By:

Doris Marie Prater

Director

Date:  April 13, 2011

23