Form 10-Q
period 2012-03-31
Butte Highlands Mining Company, Inc.
filed 2012-05-21
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At May 15, 2012, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I. – FINANCIAL INFORMATION

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

ITEM 4. MINE SAFETY DISCLOSURES

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS (filed with this report)

11

SIGNATURES

12

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) BALANCE SHEETS

	March 31	December 31
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$263,121	$267,896
Total Current Assets	263,121	267,896

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,338)
Total Property and Equipment	-	-

TOTAL ASSETS	$263,121	$267,896

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,267	$1,167
Total Current Liabilities	2,267	1,167

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding-
Common stock, Class A, $0.001 par value	-	-
500,000,000 shares authorized; 1,317,948
shares issued and outstanding	1,318	1,318
Common stock, Class B, $0.01 par value
1,707,093 shares authorized; 1,663,941
shares issued and outstanding	1,664	1,664
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	476,706	476,706
Accumulated deficit during development stage	(488,303)	(482,428)
Total Stockholders' Equity	260,854	266,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$263,121	$267,896

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATION
					Period from
					May 18, 2007
					(Inception of
		Three Months Ended			Development Stage)
		March 31			to March 31
		2012		2011	2011
		(unaudited)		(unaudited)	(unaudited)
MINERAL LEASE REVENUES		$-		$-	$-

OPERATING EXPENSES
Professional fees		2,431		8,688	169,461
Depreciation		-		28	1,295
Officers & directors fees		-		-	4,000
General and administrative		3,447		1,818	34,208
TOTAL OPERATING EXPENSES		5,878		10,534	208,964
INCOME (LOSS) FROM OPERATIONS		(5,878)		(10,534)	(208,964)

OTHER INCOME (EXPENSES)
Interest income		3		13	10,296
Interest expense		-		-	(553)
Other income		-		-	740
Other expense		-		-	(459)
Other than temporary impairment of investment		-		-	(165,240)
Gain on sale of investment		-		-	66,072
TOTAL OTHER INCOME (EXPENSES)		3		13	(89,144)
INCOME (LOSS) BEFORE TAXES		(5,875)		(10,521)	(298,108)

INCOME TAXES
Income tax benefit		-		-	(15,501)
Tax expense		-		(161)	(174,694)
TOTAL INCOME TAXES		-		(161)	(190,195)
NET INCOME (LOSS)		$(5,875)		$(10,682)	$(488,303)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities		-		-	-

COMPREHENSIVE INCOME(LOSS)		$(5,875)		$(10,682)	$(488,303)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$	Nil	$	Nil

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		2,981,889		2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Three Months Ended		Development Stage)
	March 31		to March 31
	2011	2010	2011
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,875)	$(10,682)	$(488,303)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	28	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in interest receivable	-	-	-
Decrease (increase) in refund receivable	-	-	-
Increase (decrease) in accounts payable	1,100	6,308	2,267
Increase (decrease) in income tax payable	-	(3,107)	-
Net cash used by operating activities	(4,775)	(7,453)	(333,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash used by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash used by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(4,775)	(7,453)	222,507
Cash, beginning of period	267,896	296,941	40,614
Cash, end of period	$263,121	$289,488	$263,121
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$3,107

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2012

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended March 31, 2012 and 2011 was $0 and $27, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2012.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2012

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

The Company did not have any assets measured at fair value at March 31, 2012.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 4.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2012

Significant components of the deferred tax assets for the periods ended March 31, 2012 and December 31, 2010 are as follows:

	March 31, 2012	December 31, 2011
Net operating loss carryforwards	4,875	3,990
Unrealized loss on investments	-	-
Deferred tax asset	4,875	3,990
Valuation allowance for deferred asset	(4,875)	(3,990)
Net deferred tax asset	-	-

At March 31, 2012, the Company has net operating loss carryforwards of approximately $32,503, which begin to expire in the year 2031. The change in the allowance account from December 31, 2011 to March 31, 2012 was $885.

NOTE 5 – COMMON STOCK

On February 2, 2012, the Company increased its authorized capital to 521,707,093 shares and changed its par value to $0.001 per share, of which 500,000,000 shares are designated as Class A Common Stock, 1,707,093 shares are designated as Class B Common Stock and 20,000,000 designated as Preferred Stock.  All amounts in the foregoing financials reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended March 31, 2012, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

During the three month period ended March 31, 2012, the Company had a net loss of $5,875 compared to a net loss of $10,521 during the three month period ended March 31, 2011.  This represents a decreased net loss of $ 4,646 during the three month period ended March 31, 2012. The decrease in net loss is attributable a decrease in professional fees billed and paid during the three month period ended March 31, 2011.

Total operating expenses decreased to $5,878 during the three month period ended March 31, 2012 from $10,534 for the comparable period ended March 31, 2011.  The decrease is primarily attributable to decreased professional fees and general and administrative expenses over the respective three month period ended March 31, 2011.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2012 was $260,854, compared to working capital of $266,729 at December 31, 2011. Working capital decreased primarily due to operating expenses incurred during the period.

Net cash used in operating activities was $4,775 during the three month period ended March 31, 2011 compared with $7,453 during the three month period ended March 31, 2011.

Cash flow from investing activities was $0 during the three month period ended March 31, 2012 compared to $0 during the three month period ended March 31, 2011.

Cash flow from financing activities was $0 during the three month period ended March 31, 2012 compared with $0 during the three month period ended March 31, 2011.

As a result, cash decreased by $4,775 during the three month period ended March 31, 2012. The Company had cash of $263,121 as of March 31, 2012. It will not be necessary for the Company to raise additional capital to continue its business activities during the next twelve months.

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

b)     Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

BUTTE HIGHLANDS MINING COMPANY

           /s/ Paul Hatfield

By:

Paul Hatfield, President and Director

Date:  May 21, 2012

         /s/ Paul Hatfield

By

Paul Hatfield, Principal Accounting Officer

Date:  May 21, 2012

12