Form 10-Q
period 2012-06-30
Butte Highlands Mining Company, Inc.
filed 2012-08-20
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at August 15, 2012, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

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

ITEM 4. MINE SAFETY DISCLOSURES

12

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

12

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Balance Sheets – June 30, 2012 (unaudited) and December 31, 2011

4

Statements of Operations – For the Three Months and Six Month Periods

ended June 30, 2012 and 2011 and June 30, 2012 and 2011

respectively and the Period from Inception to June 30, 2012 (unaudited)

5

Statements of Cash Flows - For the Six Months ended June 30, 2012 and 2011 and for the Period from Inception to June 30, 2012 (unaudited)

6

Notes to Financial Statements (unaudited)

7-9

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) INTERIM BALANCE SHEETS
	June 30	December 31
	2012	2011
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$246,372	$267,896
Prepaid expense	327	-
Total Current Assets	246,699	267,896

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,338)
Total Property and Equipment	-	-
TOTAL ASSETS	$246,699	$267,896

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$2,066	$1,167
Total Current Liabilities	2,066	1,167

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,317,948 shares issued and outstanding	1,318	1,318
Common stock, Class B, $0.01 par value 1,707,093 shares authorized; 1,663,941shares issued and outstanding	1,664	1,664
Additional paid-in capital	269,470	269,469
Retained earnings to current development stage	476,706	476,706
Accumulated deficit during development stage	(504,525)	(482,428)
Total Stockholders' Equity	244,633	266,729
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$246,699	$267,896

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) INTERIM STATEMENTS OF OPERATION
					Period from
					May 18, 2007
					(Inception of
	Three Months Ended		Six Months Ended		Development Stage)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

MINERAL LEASE REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES
Professional fees	16,111	6,271	18,542	14,959	185,572
Depreciation	-	27	-	54	1,295
Officers & directors fees	-	-	-	-	4,000
General and administrative	114	439	3,560	2,418	34,321
TOTAL OPERATING EXPENSES	16,225	6,737	22,102	17,431	225,188
INCOME (LOSS) FROM OPERATIONS	(16,225)	(6,737)	(22,102)	(17,431)	(225,188)
OTHER INCOME (EXPENSES)
Interest income	3	16	5	28	10,298
Interest expense	-	-	-	-	(553)
Other income	-	-	-	-	740
Other expense	-	-	-	-	(459)
Other than temporary impairment of investment	-	-	-	-	(165,240)
Gain on sale of investment	-	-	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	3	16	5	28	(89,142)
LOSS BEFORE TAXES	(16,222)	(6,721)	(22,097)	(17,403)	(314,330)
INCOME TAXES BENEFIT (EXPENSE)	-	-	-	-	(190,195)
NET INCOME (LOSS)	$(16,222)	$(6,721)	$(22,097)	$(17,403)	$(504,525)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) INTERIM STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Six Months Ended		Development Stage)
	June 30,		to June 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(22,097)	$(17,403)	$(504,525)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	54	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(327)	-	634
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	900	5	2,067
Increase (decrease) in income tax payable	-	(3,107)	-
Net cash used by operating activities	(21,524)	(20,451)	(350,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(21,524)	(20,451)	205,758

Cash, beginning of period	267,896	296,941	40,614

Cash, end of period	$246,372	$276,490	$246,372
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$3,107	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2012

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

As of May 17, 2007 the Company had disposed of all of its historical mineral properties or claims, and has reentered the development stage.  The Board of Directors intends to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Operations are primarily conducted from the Company headquarters in Spokane, Washington.  Although the Company’s name infers that it is engaged in mining, at this time the Company has no interest in mining or oil and gas properties and therefore is deemed to be in the development stage.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the period ended June 30, 2012 and 2011 was nothing and $54, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, prepaid, and accounts payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2012.

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2012

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

The Company did not have any assets measured at fair value at June 30, 2012.

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

Significant components of the deferred tax assets for the periods ended June 30, 2012 and December 31, 2010 are as follows:

	June 30, 2012	December 31, 2011
Net operating loss carryforwards	$7,309	$3,990
Unrealized loss on investments	-	-
Deferred tax asset	7,309	3,990
Valuation allowance for deferred asset	(7,309)	(3,990)
Net deferred tax asset	$-	$-

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2012

At June 30, 2012, the Company has net operating loss carryforwards of approximately $48,725, which begin to expire in the year 2031. The change in the allowance account from December 31, 2011 to June 30, 2012 was $3,319. A tax rate of 37% was used to calculate the deferred tax asset.

NOTE 5 – COMMON STOCK

On February 2, 2012, the Company increased its authorized capital to 521,707,093 shares and changed its par value to $0.001 per share, of which 500,000,000 shares are designated as Class A Common Stock, 1,707,093 shares are designated as Class B Common Stock and 20,000,000 designated as Preferred Stock.  All amounts in the foregoing financials reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended June 30, 2012, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

We intend to acquire an interest in a business seeking the perceived advantages of a publicly registered corporation.  We will not restrict our search to any specific business or industry.  We may participate in a business venture of virtually any kind or nature.  The Company may seek a business opportunity with an entity which has recently commenced operations, wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, develop a new product or service, or for other corporate purposes.  The Company may acquire assets and/or establish subsidiaries in various businesses, or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”.

Result of Operations for period ended June 30, 2011 compared to the period ended June 30, 2010

During the three and six month periods ended June 30, 2012, the Company had a net loss of $16,222 and $22,097 respectively compared to a net loss of $6,721 and $17,403 during the three month and six month periods ended June 30, 2011.  This represents an increased loss in the amount of $9,501 and $4,694 over the respective three and six month periods ended June 30, 2011. The increased loss is due primarily to increased professional fees in 2012.

Total operating expenses increased to $16,225 during the three month period ended June 30, 2012 from $6,737 for the comparable period ended June 30, 2011.  The increase is primarily due to higher professional fees.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2012 was $246,345 compared to working capital of $293,357 at December 31, 2011. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $20,451 during the six month period ended June 30, 2012 compared with $13,095 during the six month period ended June 30, 2011.

The Company had no cash flows from investing activities during the six month period ended June 30, 2012 and the six month period ended June 30, 2011.

The Company had no cash flows from financing activities during the six month period ended June 30, 2012 and the six month period ended June 30, 2011.

As a result, cash decreased by $21,524 during the six month period ended June 30, 2012. The Company had cash of $246,372 as of June 30, 2012. It will not be necessary for the Company to raise additional capital to continue its business activities in 2012.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  August 20, 2012

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  August 20, 2012

13