Form 10-Q
period 2012-09-30
Butte Highlands Mining Company, Inc.
filed 2012-11-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at November 15, 2012, there were 1,317,948 shares of Class A Common Stock and 1,663,941 shares of Class B Common Stock issued and outstanding.

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

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS (filed with this report)

11

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) INTERIM BALANCE SHEETS

	September 30	December 31
	2012	2011
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$239,478	$267,896
Prepaid expense	327	-
Total Current Assets	239,805	267,896

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,338)
Total Property and Equipment	-	-

TOTAL ASSETS	$239,805	$267,896

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,192	$1,167
Total Current Liabilities	1,192	1,167

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,317,948 shares issued and outstanding	1,318	1,318
Common stock, Class B, $0.01 par value 1,707,093 shares authorized; 1,663,941shares issued and outstanding	1,664	1,664
Additional paid-in capital	269,469	269,469
Retained earnings to current development stage	476,706	476,706
Accumulated deficit during development stage	(510,544)	(482,428)
Total Stockholders' Equity	238,613	266,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$239,805	$267,896

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) INTERIM STATEMENTS OF OPERATION
					Period from
					May 18, 2007
					(Inception of
	Three Months Ended		Nine Months Ended		Development Stage)
	September 30,		September 30,		to September 30,
	2012	2011	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

MINERAL LEASE REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	5,206	3,058	23,748	18,016	190,778
Depreciation	-	16	-	71	1,295
Officers & directors fees	-	-	-	-	4,000
General and administrative	816	777	4,376	3,195	35,137
TOTAL OPERATING EXPENSES	6,022	3,851	28,124	21,282	231,210

INCOME (LOSS) FROM OPERATIONS	(6,022)	(3,851)	(28,124)	(21,282)	(231,210)

OTHER INCOME (EXPENSES)
Interest income	2	14	8	42	10,301
Interest expense	-	-	-	-	(553)
Other income	-	-	-	-	740
Other expense	-	-	-	-	(459)
Other than temporary impairment of investment	-	-	-	-	(165,240)
Gain on sale of investment	-	-	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	2	14	8	42	(89,139)
LOSS BEFORE TAXES	(6,020)	(3,837)	(28,116)	(21,240)	(320,349)

INCOME TAXES
Income tax benefit	-	-	-	-	(15,501)
Tax expense	-		-		(174,694)
INCOME TAXES BENEFIT (EXPENSE)	-	-	-	-	(190,195)
NET LOSS	$(6,020)	$(3,837)	$(28,116)	$(21,240)	$(510,544)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) INTERIM STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Nine Months Ended		Development Stage)
	September 30,		to September 30,
	2012	2011	2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,116)	$(21,240)	$(510,544)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	71	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(327)	-	634
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	25	11	1,192
Increase (decrease) in income tax payable	-	(3,107)	-
Net cash used by operating activities	(28,418)	(24,265)	(357,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(28,418)	(24,265)	198,864

Cash, beginning of period	267,896	296,941	40,614

Cash, end of period	$239,478	$272,676	$239,478

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$3,107	3,107

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2012

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

As of May 17, 2007 the Company had disposed of all of its historical mineral properties or claims, and has reentered the development stage.  The Board of Directors intends to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Operations are primarily conducted from the Company headquarters in Spokane, Washington. Although the Company’s name infers that it is engaged in mining, at this time the Company had no interest in mining or oil and gas properties and therefore is deemed to be in the development stage.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the period ended September 30, 2011 was $71.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, prepaids, and accounts payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2012.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2012

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

The Company did not have any assets measured at fair value at September 30, 2012.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2012

Significant components of the deferred tax assets for the periods ended September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Net operating loss carryforwards	$55,000	$27,000
Deferred tax asset	19,000	9,719
Valuation allowance for deferred asset	(19,000)	(9,719)
Net deferred tax asset	$-	$-

At September 30, 2012, the Company has net operating loss carryforwards of approximately $55,000, which begin to expire in the year 2031. The change in the allowance account from December 31, 2011 to September 30, 2012 was $9,281. A tax rate of 35% was used to calculate the deferred tax asset.

NOTE 5 – COMMON STOCK

On February 2, 2012, the Company increased its authorized capital to 521,707,093 shares and changed its par value to $0.001 per share, of which 500,000,000 shares are designated as Class A Common Stock, 1,707,093 shares are designated as Class B Common Stock and 20,000,000 designated as Preferred Stock.  All amounts in the foregoing financials reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended September 30, 2012, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended September 30, 2012 compared to the period ended September 30, 2011

During the three and nine month periods ended September 30, 2012, the Company had a net loss of $6,020 and $28,116 respectively compared to a net loss of $3,837 and $21,240 during the three month and nine month periods ended September 30, 2011.  This represents an increased loss in the amount of $2,183 and $6,876 over the respective three and nine month periods ended September 30, 2011. The increased loss is due primarily to increased professional fees in 2012.

Total operating expenses increased to $6,022 during the three month period ended September 30, 2012 from $3,851 for the comparable period ended September 30, 2011.  The increase is primarily due to higher professional fees.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2012 was $238,613 compared to working capital of $266,729 at December 31, 2011. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $28,418 during the nine month period ended September 30, 2012 compared with $24,265 during the nine month period ended September 30, 2011.

Cash flow from investing activities was $0 during the nine month period ended September 30, 2012 compared to $0 during the nine month period ended September 30, 2011.

Cash flow from financing activities was $0 during the nine month period ended September 30, 2012 compared with $0 during the nine month period ended September 30, 2011.

As a result, cash decreased by $28,418 during the nine month period ended September 30, 2012. The Company had cash of $239,478 as of September 30, 2012.  It will not be necessary for the Company to raise additional capital to continue its business activities in during the next twelve months.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
101*

The following financial information from our Quarterly Report on Form 10-Q for the period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, and (iv) Notes to Financial Statements

*

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date: November 19, 2012

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  November 19, 2012

12