Form 10-K
period 2012-12-31
Butte Highlands Mining Company, Inc.
filed 2013-04-16
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer	¨		Accelerated filer	¨
Non-accelerated filer	¨	(Do not check if a smaller reporting company)	Smaller reporting company	+

Indicate by check mark whether the registrant is a shell company.  [X] Yes  [  ] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.51 per share on March 15, 2013, was approximately $223,447. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s $0.001 par value Class A Common Stock on March 15, 2013, was 1,327,698.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

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

6

Item 8.  Financial  Statements

8

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

17

Item 9A. Controls and Procedures

17

Item 9B. Other Information

18

PART III

19

Item 10. Directors, Executive Officers and Corporate Governance

19

Item 11. Executive Compensation

20

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

20

Item 13.  Certain Relationships and Related Transactions

20

Item 14. Principal Accountant Fees and Services

21

PART IV

21

Item 15.  Exhibits

21

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

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

December 31, 2012

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

In 2009 we registered our shares under the Securities Exchange Act of 1934 (the “Exchange Act”) for the purpose of becoming a reporting company.  The Company believes that it will be better able to finance its operations if it is a reporting company.  Management believes the benefits of becoming a reporting company include the ability to obtain support of market makers, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for stock options or similar benefits to key employees, and providing liquidity for all shareholders by qualifying to list on the NASDAQ supervised OTC Bulletin Board.

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

Employees

We currently have no employees.  We intend to utilize the services of outside consultants and contractors to provide additional services to the Company.  The Company’s President is serving without compensation.

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2012.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)  Market Information.  Our Class A Common Stock is quoted in the over-the-counter market in the OTC Bulletin Boards with the symbol BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2012 and 2011.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. In 2012 there was only one trade in the Company’s Class A Common Stock, 3,000 shares traded at $0.51.

	20120		2011
	High	Low	High	Low
First Quarter	$0.51	$0.51	$0.51	$0.51
Second Quarter	0.51	0.51	1.01	0.51
Third Quarter	0.51	0.51	0.51	0.51
Fourth Quarter	0.51	0.51	0.51	0.51

b)  Holders of Record.  As of March 15, 2013, there were approximately 102 holders of record of the Company’s Class A Common Stock.

c)  Dividends.  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2012 compared to year ended December 31, 2011.

Result of Operations

During 2012, the Company had net loss of $31,731 compared to a net loss of $26,628 during 2011.  This loss, which represents a difference of ($5,103) over the year ended December 31, 2011 is primarily due to an increase in professional fees and general and administrative expenses.

Total operating expenses increased to $34,939 in 2012 from $27,998 in 2011.  The difference is primarily due to an increase in professional fees and general and administrative expenses.

For 2012, the Company had net other income of $10 from interest income compared to net other income of $1,370 from interest income during 2011.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2012 was $234,998 compared to working capital of $266,729  at December 31, 2011. Working capital decreased primarily because the company only had nominal other income in 2012 to offset its operating expenses.

Net cash used in operating activities was $35,176  in 2012 compared with $29,045  in 2011.

Cash flow from investing activities was zero in 2012, remaining unchanged from 2011.

Cash flow from financing activities was zero in 2012, remaining unchanged from 2011.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

As a result, cash decreased by $35,176 in 2012. The Company had cash of $232,720 as of December 31, 2012.

The Company estimates that the annual costs associated with being a reporting public company will be approximately $32,500. This amount is comprised of accounting fees of approximately $25,000 and legal fees of $7,500.  In addition the Company estimates that it will incur approximately $10,000 per year to seek a business opportunity to acquire and up to an additional $50,000 to acquire any such business opportunity once identified.  It will not be necessary for the Company to raise additional capital to continue its business activities in the next twelve months.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2012 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

December 31, 2012

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Butte Highlands Mining Company

We have audited the accompanying balance sheets of Butte Highlands Mining Company as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, and for the period from May 18, 2007, (inception of development stage) to December 31, 2012. Butte Highlands Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butte Highlands Mining Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and for the period from May 18, 2007, (inception of development stage) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

MartinelliMick PLLC

Spokane, WA

April 1, 2013

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
BALANCE SHEETS

	December 31	December 31
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$232,720	$267,896
Income taxes receivable	3,198	-
Total Current Assets	235,918	267,896

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,338)
Total Property and Equipment	-	-

TOTAL ASSETS	$235,918	$267,896

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$920	$1,167
Total Current Liabilities	920	1,167

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,318
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191 shares issued and outstanding	1,654	1,664
Additional paid-in capital	269,469	269,469
Retained earnings prior to current development stage	242,106	242,106
Accumulated deficit during development stage	(279,559)	(247,828)
Total Stockholders' Equity	234,998	266,729

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$235,918	$267,896

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATION

			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31		to December 31
	2012	2011	2012

MINERAL LEASE REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	28,278	23,505	195,308
Depreciation	-	71	1,295
Officers & directors fees	1,000	1,000	5,000
General and administrative	5,661	3,422	36,422
TOTAL OPERATING EXPENSES	34,939	27,998	238,025

INCOME (LOSS) FROM OPERATIONS	(34,939)	(27,998)	(238,025)

OTHER INCOME (EXPENSES)
Interest income	10	1,370	10,303
Interest expense	-	-	(553)
Other income	-	-	740
Other expense	-	-	(459)
Other than temporary impairment of investment	-	-	(165,240)
Gain on sale of investment	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	10	1,370	(89,137)

LOSS BEFORE TAXES	(34,929)	(26,628)	(327,162)

INCOME TAXES
Income tax benefit	3,198	-	50,764
Tax expense	-	-	(3,161)
TOTAL INCOME TAX BENEFIT (EXPENSE)	3,198	-	47,603

NET LOSS	$(31,731)	$(26,628)	$(279,559)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2006	817,948	$818	$1,663,941	$1,664	$234,969	$(122,704)	$-	$114,747

Class A common stock issued for cash at $0.07
per share	500,000	500			34,500			35,000
								-
Unrealized gain on available for sale securities							232,200	232,200

Net income for year ending December 31, 2007	-	-	-	-	-	346,964	-	346,964

Balance, December 31, 2007	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$224,260	$232,200	$728,911

Unrealized loss on available for sale securities							(232,200)	(232,200)

Net loss for period ending December 31, 2008	-	-	-	-	-	(192,862)		(192,862)

Balance, December 31, 2008	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$31,398	$-	$303,849

Unrealized gain on available for sale securities							65,880	65,880

Net loss for period ending December 31, 2009	-	-	-	-	-	(31,702)		(31,702)

Balance, December 31, 2009	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$(304)	$65,880	$338,027

Unrealized loss on available for sale securities							(65,880)	(65,880)

Net income for period ending December 31, 2010	-	-	-	-	-	21,210		21,210

Balance, December 31, 2010	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$20,906	$-	$293,357

Net loss for period ending December 31, 2011	-	-	-	-	-	(26,628)		(26,628)

Balance, December 31, 2011	1,317,948	$1,318	$1,663,941	$1,664	$269,469	$(5,722)	$-	$266,729

Shares converted from Class B to Class A	9,750	10	(9,750)	(10)				-

Net loss for period ending December 31, 2012	-	-	-	-	-	(31,731)		(31,731)
Balance, December 31, 2012	1,327,698	$1,328	$1,654,191	$1,654	$269,469	$(37,453)	$-	$234,998

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31		to December 31
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,731)	$(26,628)	$(279,559)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	-	71	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	-	961
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	(247)	619	920
Increase (decrease) in income tax payable	(3,198)	(3,107)	(237,798)
Net cash used by operating activities	(35,176)	(29,045)	(364,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(35,176)	(29,045)	192,106

Cash, beginning of period	267,896	296,941	40,614

Cash, end of period	$232,720	$267,896	$232,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$(3,198)	$3,107

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing mineral properties.  As of the date of reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings, the Company obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders which could not be located.  See Note 3.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

Earnings (Losses) Per Share

Basic net income/loss per share was computed by dividing the net income/loss by the weighted average number of shares outstanding during the year.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding.  The Company presents EPS on a combined basis because Class B common stock has all of the rights and privileges of Class A common stock, except for voting rights. See Note 1 and 3. Additionally, if the two class method were used the EPS would be identical.

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

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended December 31, 2012 and 2011 was $0 and $71, respectively.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, and accounts payable.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012.

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

The Company did not have any assets measured at fair value at December 31, 2012.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

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

Reclassification

Certain reclassifications have been made in the presentation fo the financial statements for the year ended December 31, 2011 to conform to the presentation of the financial statements for the year ended December 31, 2012.  The reclassifications did not have any effect upon previously reported net income, retained earnings (accumulated deficit) or earnings (losses) per share.

NOTE 3 – COMMON STOCK

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

During the years ended December 31, 2008 through December 31, 2011, the Company did not issue any shares of common stock.

During the year ended December 31, 2012, the Company increased its authorized capital to 521,707,093 shares and changed its par value to $0.001 per share, of which 500,000,000 shares are designated as Class A Common Stock, 1,707,093 shares are designated as Class B Common Stock and 20,000,000 designated as Preferred Stock.  All amounts in the foregoing financials reflect this change.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2012

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2012, the Company had taken no tax positions that would require disclosure under ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction.  The federal jurisdiction has a statute of limitations of three years.  Federal income tax returns prior to year ending December 31, 2008 are closed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets are calculated at a rate of 35%.

Significant components of the deferred tax assets for the periods ended December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Deferred asset effect of NOL	$14,058	$1,833
Unrealized loss on investments	-	-
Deferred tax asset	14,058	1,833
Valuation allowance for deferred asset	(14,058)	(1,833)
Net deferred tax asset	$-	$-

At December 31, 2012, the Company has net operating loss carryforwards of approximately $40,200, which begin to expire in the year 2031. The change in the allowance account from December 31, 2011 to December 31, 2012 was $12,225.

The Company recognized penalties and interest related to tax expense in interest expense and penalties in operating expense.  During the year ended December 31, 2012 the Company recognized approximately $843 in interest and penalties as a general and administrative expense.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended December 31, 2012, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer/ Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

Lack of Appropriate Independent Oversight.  The board of directors has not provided an appropriate level of independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting.  The independent directors do not provide oversight of the adequacy of financial reporting and internal control procedures.  In addition, due to insufficient staffing and the lack of full-time personnel, it was not possible to ensure appropriate segregation of duties between  incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	50	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	52	Vice President, Director	Annual meeting
Doris Marie Prater	87	Secretary, Director	Annual meeting

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

Board Committees

The Board of Directors has no standing audit, nominating or compensation committees, as the entire board performs the function of each of these committees. The Company adopted a Code of Ethics in  2010 for its President and Senior Financial Officers.

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

Item 11. Executive Compensation

During the years ended December 31, 2012 and December 31, 2011, Susan Ann Robinson-Trudell and Doris Marie Prater each received a Directors fee of $500. Mr. Hatfield receives no compensation for serving as a director of the Company. No officers were compensated by the Company for the years ended December 31, 2012 and December 31, 2011. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts, incentive pay agreements or outstanding options with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners:

At March 15, 2013, one person of record owned more than 5% of the Company's Class A Common Stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
(1) Based upon 1,327,698 total Class A Common Shares outstanding at March 15,2013

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
Class A Common	Susan Ann Robinson-Trudell	14,000 direct	1.05
Class A Common	Directors and Executive Officers as a Group (2)	889,566 direct	67.00
(1) Based upon 1,327,698 total Class A Common Shares outstanding as of March 15, 2013 (2) Three individuals

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

December 31, 2012

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2012 and 2011 were $12,960 and $13,660, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $950 in 2012 and $950 in 2011 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

PART IV

Item 15.  Exhibits

Exhibit
No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Hatfield
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Hatfield

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Hatfield
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Hatfield
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

(Registrant)

          /s/ Paul A. Hatfield

By:

Paul A. Hatfield

President (Principal Executive Officer) and Principal Financial Officer

Date:  April 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          /s/ Paul A. Hatfield

By:

Paul A. Hatfield

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  April 12, 2013

         /s/ Susan Ann Robinson Trudell

By:

Susan Ann Robinson-Trudell

Director

Date:  April 12, 2013

         /s/ Doris Marie Prater

By:

Doris Marie Prater

Director

Date:  April 12, 2013

22