Form 10-Q
period 2013-03-31
Butte Highlands Mining Company, Inc.
filed 2013-05-15
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At May 15, 2013, there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

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

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS (filed with this report)

11

SIGNATURES

12

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) BALANCE SHEETS
	March 31	December 31
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$222,490	$232,720
Income taxes receivable	3,198	3,198
Prepaid expense	327	-
Total Current Assets	226,015	235,918

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,338)
Total Property and Equipment	-	-
TOTAL ASSETS	$226,015	$235,918

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26	$920
Total Current Liabilities	26	920

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191 shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	242,106	242,106
Accumulated deficit during development stage	(288,568)	(279,559)
Total Stockholders' Equity	225,989	234,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$226,015	$235,918

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATION

			Period from
			May 18, 2007
			(Inception of
	Three Months Ended		Development Stage)
	March 31		to March 31
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
MINERAL LEASE REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	1,315	2,431	196,623
Depreciation	-	-	1,295
Officers & directors fees	-	-	5,000
General and administrative	8,194	3,447	44,616
TOTAL OPERATING EXPENSES	9,509	5,878	247,534

INCOME (LOSS) FROM OPERATIONS	(9,509)	(5,878)	(247,534)

OTHER INCOME (EXPENSES)
Interest income	500	3	10,803
Interest expense	-	-	(553)
Other income	-	-	740
Other expense	-	-	(459)
Other than temporary impairment of investment	-	-	(165,240)
Gain on sale of investment	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	500	3	(88,637)

INCOME (LOSS) BEFORE TAXES	(9,009)	(5,875)	(336,171)

INCOME TAXES
Income tax benefit	-	-	50,764
Tax expense	-	-	(3,161)
TOTAL INCOME TAXES	-	-	47,603

NET INCOME (LOSS)	$(9,009)	$(5,875)	$(288,568)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Three Months Ended		Development Stage)
	March 31		to March 31
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,009)	$(5,875)	$(288,568)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(327)	-	634
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	(894)	1,100	26
Increase (decrease) in income tax payable	-		(237,798)
Net cash used by operating activities	(10,230)	(4,775)	(374,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(10,230)	(4,775)	181,876
Cash, beginning of period	232,720	267,896	40,614
Cash, end of period	$222,490	$263,121	$222,490

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

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

The Company did not have any assets measured at fair value at March 31, 2013.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2013

Significant components of the deferred tax assets for the periods ended March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
Net operating loss carryforwards	17,212	14,058
Unrealized loss on investments	-	-
Deferred tax asset	17,212	14,058
Valuation allowance for deferred asset	(17,212)	(14,058)
Net deferred tax asset	-,	-

At March 31, 2013, the Company has net operating loss carryforwards of approximately $49,200, which begin to expire in the year 2031. The change in the allowance account from December 31, 2012 to March 31, 2013 was $3,154.

NOTE 5 – COMMON STOCK

On February 2, 2012, the Company increased its authorized capital to 521,707,093 shares and changed its par value to $0.001 per share, of which 500,000,000 shares are designated as Class A Common Stock, 1,707,093 shares are designated as Class B Common Stock and 20,000,000 designated as Preferred Stock.  All amounts in the foregoing financials reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended March 31, 2013, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Result of Operations for period ended March 31, 2013compared to the period ended March 31, 2012

During the three month period ended March 31, 2013, the Company had a net loss of $9,009 compared to a net loss of $5,875 during the three month period ended March 31, 2012.  This represents an increased net loss of $3,134 during the three month period ended March 31, 2013. The increase in net loss is attributable an increase of general and administrative expenses during the three month period ended March 31, 2013.

Total operating expenses increased to $9,509 during the three month period ended March 31, 2013 from $5,878 for the comparable period ended March 31, 2012.  The increase is attributable to increased general and administrative expenses over the respective three month period ended March 31, 2012.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2013 was $225,989, compared to working capital of $234,998 at December 31, 2012. Working capital decreased primarily due to operating expenses incurred during the period.

Net cash used in operating activities was $10,230 during the three month period ended March 31, 2013 compared with $4,775 during the three month period ended March 31, 2012.

Cash flow from investing activities was zero for the period ended March 31, 2013, remaining unchanged from the three month period ended March 31, 2012.

Cash flow from financing activities was zero for the period ended March 31, 2013, remaining unchanged from the three month period ended March 31, 2012.

As a result, cash decreased by $10,230 during the three month period ended March 31, 2012. The Company had cash of $222,490 as of March 31, 2013.  It will not be necessary for the Company to raise additional capital to continue its business activities during the next twelve months.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS (filed with this report)

Exhibit 31.1:

Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 31.2:

Certification required by Rule 13a-14(a) or Rule 15d-14(a)

Exhibit 32.1:

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2:

Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.   Section 1350

101.INS(1):

XBRL Instance Document

101.SCH(1):

XBRL Taxonomy Extension Schema Document

101.CAL(1):

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1):

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(1):

XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1):

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

BUTTE HIGHLANDS MINING COMPANY

        /s/ Paul Hatfield

By:

Paul Hatfield, President and Director

Date:  May 15, 2013

        /s/ Paul Hatfield

By:

Paul Hatfield, Principal Accounting Officer

Date:  May 15, 2012

12