Form 10-Q
period 2013-06-30
Butte Highlands Mining Company, Inc.
filed 2013-08-14
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at July 31, 2013, there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

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

11

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

12

SIGNATURES

12

PART I.

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) BALANCE SHEETS

	June 30	December 31
	2013	2012
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$189,573	$232,720
Income taxes receivable	3,198	3,198
Prepaid expense	327	-
Total Current Assets	193,098	235,918

PROPERTY AND EQUIPMENT
Equipment	4,338	4,338
Less: accumulated depreciation	(4,338)	(4,338)
Total Property and Equipment	-	-

TOTAL ASSETS	$193,098	$235,918

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26	$920
Total Current Liabilities	26	920

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	242,106	242,106
Accumulated deficit during development stage	(321,485)	(279,559)
Total Stockholders' Equity	193,072	234,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$193,098	$235,918

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATION
						Period from
						May 18, 2007
	Three Months Ended			Six Months Ended		(Inception of
	June 30			June 30		Development Stage)
	2013		2012	2013	2012	to June 30 2013
	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$		$-	$-	$-

OPERATING EXPENSES
Professional fees	22,191		16,111	23,506	18,542	218,814
Depreciation	-		-	-	-	1,295
Officers & directors fees	-		-	-	-	5,000
General and administrative	10,728		114	18,922	3,560	55,344
TOTAL OPERATING EXPENSES	32,919		16,225	42,428	22,102	280,453

LOSS FROM OPERATIONS	(32,919)		(16,225)	(42,428)	(22,102)	(280,453)

OTHER INCOME (EXPENSES)
Interest income	-		3	502	5	10,805
Interest expense	-		-	-	-	(553)
Other income	-		-	-	-	740
Other expense	-		-	-	-	(459)
Other than temporary impairment of investment	-		-	-	-	(165,240)
Gain on sale of investment	-		-	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	-		3	502	5	(88,635)
LOSS BEFORE TAXES	(32,919)		(16,222)	(41,926)	(22,097)	(369,088)

INCOME TAXES
Income tax benefit	-		-	-	-	50,764
Income Tax expense	-		-	-	-	(3,161)
	-		-	-	-	47,603
NET LOSS	$(32,919)		$(16,222)	$(41,926)	$(22,097)	$(321,485)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)		$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889		2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
	Six Months Ended		(Inception of
	June 30		Development Stage)
	2013	2012	to June 30 2013
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,926)	$(22,097)	$(321,485)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(327)	(327)	634
Decrease (increase) in deferred tax asset	-	-	50,830
Increase (decrease) in accounts payable	(894)	900	26
Increase (decrease) in income tax payable	-	-	(237,798)
Net cash used by operating activities	(43,147)	(21,524)	(407,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(43,147)	(21,524)	148,959

Cash, beginning of period	232,720	267,896	40,614

Cash, end of period	$189,573	$246,372	$189,573
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2013

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2013

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

The Company did not have any assets measured at fair value at June 30, 2013.

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

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2013

Significant components of the deferred tax assets for the periods ended June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
Net operating loss carryforwards	28,447	14,058
Unrealized loss on investments	-	-
Deferred tax asset	28,447	14,058
Valuation allowance for deferred asset	(28,447)	(14,058)
Net deferred tax asset	-	-

At June 30, 2013, the Company has net operating loss carryforwards of approximately $81,300, which begin to expire in the year 2031. The change in the allowance account from December 31, 2012 to June 30, 2013 was $14,389.

NOTE 5 – COMMON STOCK

On February 2, 2012, the Company increased its authorized capital to 521,707,093 shares and changed its par value to $0.001 per share, of which 500,000,000 shares are designated as Class A Common Stock, 1,707,093 shares are designated as Class B Common Stock and 20,000,000 designated as Preferred Stock.  All amounts in the foregoing financials reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended June 30, 2013, there were no recognizable or non recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended June 30, 2013 compared to the period ended June 30, 2012

During the three and six month periods ended June 30, 2013, the Company had a net loss of $32,919 and $41,926 respectively compared to a net loss of $16,222 and $22,097 during the three month and six month periods ended June 30, 2012.  This represents an increase in net loss in the amount of $16,697 and  $19,829 over the respective three and six month periods ended June 30, 2013. This increase in loss is due primarily to increased general and administrative expenses as well as an increase in professional fees.

Total operating expenses increased to $32,919 during the three month period ended June 30, 2013 from $16,222, for the comparable period ended June 30, 2012.  This increase in loss is due primarily to increased general and administrative expenses as well as an increase in professional fees.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2013 was $193,072 compared to working capital of $234,998 at December 31, 2012. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $43,147 during the six month period ended June 30, 2013 compared with $21,524 during the six month period ended June 30, 2012.

As a result, cash decreased by $43,147 during the six month period ended June 30, 2013. The Company had cash of $189,573 as of June 30, 2013. It will not be necessary for the Company to raise additional capital to continue its business activities in 2013.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  August 13, 2013

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  August 13, 2013

12