Form 10-K
period 2013-12-31
Butte Highlands Mining Company, Inc.
filed 2014-03-14
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Class A Common Stock, $0.001 par value per share

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.51 per share on June 30, 2013, was approximately $223,447. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s $0.001 par value Class A Common Stock on March 12, 2014, was 1,327,698.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

PART I

4

Item 1.  Description of Business

4

Item 1A. Risk Factors

6

Item 1B. Unresolved Staff Comments

6

Item 2.  Properties

6

Item 3.  Legal Proceedings

6

Item 4. Mine Safety Disclosures

6

PART II

7

Item 5.  Market for Common Equity and Related Stockholder Matters

7

Item 6. Selected Financial Data

7

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

7

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

8

Item 8.  Financial Statements

9

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

December 31, 2013

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

September, 1996, the Superior Court of Washington for Spokane County appointed an independent trustee to represent and vote on behalf of the Company’s missing shareholders at a Special Meeting of Shareholders. The appointment of the trustee was made necessary because the Company had been unable to have regular shareholder meetings since 1987 due to the fact that the addresses of the holders of approximately 76% of the Company’s shares were inaccurate.  Prior to the September, 1966 Special Meeting of Shareholders a Proxy Statement containing, among other items, a Notice of Special Meeting of Shareholders, complying with the notice information requirements of Section 222(a) of the Delaware General Corporate Law was mailed to shareholders within the time frame established by Section 222(b) of the Delaware General Corporate Law. In addition to the mailing of notice of the Special Meeting of Shareholders to the shareholders of record, the Company also published notice of the meeting in newspapers in Washington and Idaho in the two counties where many of the Company’s shareholders were last known to reside. Management having determined that the Company’s notice process had conformed to and complied with Section 222 of the Delaware General Corporation Act, held a Special Meeting of Shareholders on September 20, 1996, with the Trustees voting  in favor of management’s proposal, the  plan to amend the Articles of Incorporation and a related plan of recapitalization.  Pursuant to the plan of recapitalization:  (i) the capital stock of the Company would be divided into two classes of common stock, Class A Voting Common Stock (“Class A Stock”) and Class B Nonvoting Common Stock (“Class B Stock”);  (ii) those stockholders of the Company who could be located would receive one share of Class A Stock for each issued and currently outstanding share of capital stock then owned by them; and (iii) those stockholders of the Company who could not be located would receive one share of Class B Stock, which would be held in trust for their benefit, for each issued and outstanding share of capital stock then owned by them; (iv) should any holder of Class B Stock (or his or her heirs or beneficiaries) be

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

located or make themselves known  to the Company after initiation of the Plan, the trustee was authorized to issue such shareholders shares of Class A Stock in exchange for an equal number of Class B Stock.  See Note 3 to the financial statements.

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

Since the date of the closing of the Agreement, the Company no longer holds any mineral properties or claims. The Board of Directors is attempting to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Our business is conducted from the office of our President, Paul Hatfield, in Spokane, Washington.

Because we have no operations and only nominal assets we are what the Securities and Exchange Commission defines as a shell company. At such time as we cease to be a shell company we be required to file a Form 8-K that contains the information that would be required in an initial registration statement on Form 10 to register a class of securities under Section 12 of the Securities Exchange Act of 1934. We will be required to file the Form 8-K within four business days after the closing of the transaction that results in our no longer being considered a shell company.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

In 2009 we registered our shares under the Securities Exchange Act of 1934 (the “Exchange Act”) for the purpose of becoming a reporting company.  The Company believes that it will be better able to finance its operations if it is a reporting company.  Management believes the benefits of becoming a reporting company include the ability to obtain support of market makers, facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for stock options or similar benefits to key employees, and providing liquidity for all shareholders. The Company’s shares are currently listed on the OTCQB. To be listed on the OTCQB, companies must be registered with and reporting to the SEC or a U.S. regulatory agency. There are no financial or qualitative standards to be in this tier.

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2013.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)  Market Information.  Our Class A Common Stock is quoted in the over-the-counter market on OTCQB  with the symbol BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2013 and 2012.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. In 2013 a total of 28,000 shares of the Class A Common Stock were traded

	2013		2012
	High	Low	High	Low
First Quarter	$0.51	$0.51	$0.51	$0.51
Second Quarter	0.51	0.51	0.51	0.51
Third Quarter	1.00	0.51	0.51	0.51
Fourth Quarter	1.00	0.19	0.51	0.51

b)  Holders of Record.  As of March 12, 2014, there were approximately 102 holders of record of the Company’s Class A Common Stock.

c)  Dividends.  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2013 compared to year ended December 31, 2012.

Result of Operations

During 2013, the Company had net loss of $63,645 compared to a net loss of $31,731 during 2012.  This loss, which represents in increase of $31,914 over the year ended December 31, 2012, is primarily due to increases in professional fees in the amount of $9,176 and general and administrative expenses in the amount of $20,036.

Total operating expenses increased to $64,151 in 2013 from $34,939 in 2012.  The difference is due to increases in professional fees and general and administrative expenses.

For 2013, the Company had net other income of $506 from interest income compared to net other income of $10 from interest income during 2012.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2012 was $171,353 compared to working capital of $234,998 at December 31, 2012. Working capital decreased primarily because the company only had nominal other income in 2012 to offset its operating expenses.

Net cash used in operating activities was $60,769 in 2013 compared with $35,176 in 2012.

Cash flow from investing activities was zero in 2013, remaining unchanged from 2012.

Cash flow from financing activities was zero in 2013, remaining unchanged from 2012.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

As a result, cash decreased by $60,769 in 2013. The Company had cash of $171,951 as of December 31, 2013.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2013 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Butte Highlands Mining Company

We have audited the accompanying balance sheets of Butte Highlands Mining Company as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, and for the period from May 18, 2007, (inception of development stage) to December 31, 2013. Butte Highlands Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butte Highlands Mining Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period from May 18, 2007, (inception of development stage) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

MartinelliMick PLLC Spokane, WA
March 13, 2014

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) BALANCE SHEETS

	December 31	December 31
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$171,951	$232,720
Income taxes receivable	-	3,198
Prepaid expense	327	-
Total Current Assets	172,278	235,918

PROPERTY AND EQUIPMENT
Equipment	-	4,338
Less: accumulated depreciation	-	(4,338)
Total Property and Equipment	-	-

TOTAL ASSETS	$172,278	$235,918

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$925	$920
Total Current Liabilities	925	920

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	242,106	242,106
Accumulated deficit during development stage	(343,204)	(279,559)
Total Stockholders' Equity	171,353	234,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,278	$235,918

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATION

			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31		to December 31
	2013	2012	2013

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	37,454	28,278	232,762
Depreciation	-	-	1,295
Officers and directors fees	1,000	1,000	6,000
General and administrative	25,697	5,661	62,119
TOTAL OPERATING EXPENSES	64,151	34,939	302,176

LOSS FROM OPERATIONS	(64,151)	(34,939)	(302,176)

OTHER INCOME (EXPENSES)
Interest income	506	10	10,809
Interest expense	-	-	(553)
Other income	-	-	740
Other expense	-	-	(459)
Other than temporary impairment of investment	-	-	(165,240)
Gain on sale of investment	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	506	10	(88,631)

LOSS BEFORE TAXES	(63,645)	(34,929)	(390,807)

PROVISION FOR INCOME TAXES
Income tax benefit	-	3,198	50,764
Tax expense	-	-	(3,161)
TOTAL TAX BENEFITS	-	3,198	47,603

NET LOSS	$(63,645)	$(31,731)	$(343,204)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2006	817,948	$818	1,663,941	$1,664	$234,969	$(122,704)	$-	$114,747

Class A common stock issued for cash at $0.07 per share	500,000	500	-	-	34,500	-	-	35,000
								-
Unrealized gain on available for sale securities	-	-	-	-	-	-	232,200	232,200

Net income for year ending December 31, 2007	-	-	-	-	-	346,964	-	346,964
Balance, December 31, 2007	1,317,948	1,318	1,663,941	1,664	269,469	224,260	232,200	728,911

Unrealized loss on available for sale securities	-	-	-	-	-	-	(232,200)	(232,200)

Net income for period ending December 31, 2008	-	-	-	-	-	(192,862)		(192,862)
Balance, December 31, 2008	1,317,948	1,318	1,663,941	1,664	269,469	31,398	-	303,849

Unrealized gain on available for sale securities	-	-	-	-	-	-	65,880	65,880

Net income for period ending December 31, 2009	-	-	-	-	-	(31,702)		(31,702)
Balance, December 31, 2009	1,317,948	1,318	1,663,941	1,664	269,469	(304)	65,880	338,027

Unrealized loss on available for sale securities	-	-	-	-	-	-	(65,880)	(65,880)

Net income for period ending December 31, 2010	-	-	-	-	-	21,210		21,210
Balance, December 31, 2010	1,317,948	1,318	1,663,941	1,664	269,469	20,906	-	293,357

Net income for period ending December 31, 2011	-	-	-	-	-	(26,628)		(26,628)
Balance, December 31, 2011 (unaudited)	1,317,948	1,318	1,663,941	1,664	269,469	(5,722)	-	266,729

Shares converted from Class B to Class A	9,750	10	(9,750)	(10)	-	-	-	-

Net income for period ending December 31, 2012	-	-	-	-	-	(31,731)		(31,731)
Balance, December 31, 2012	1,327,698	1,328	1,654,191	1,654	269,469	(37,453)	-	234,998

Net income for period ending December 31, 2013	-	-	-	-	-	(63,645)	-	(63,645)
Balance, December 31, 2013	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(101,098)	$-	$171,353

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Year Ended		Development Stage)
	December 31		to December 31
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,645)	$(31,731)	$(343,204)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(327)	-	634
Decrease (increase) in deferred tax asset	-	-	50,830
Decrease (increase) in refund receivable	3,198	(3,198)	3,198
Increase (decrease) in accounts payable	5	(247)	925
Increase (decrease) in income tax payable			(237,798)
Net cash used by operating activities	(60,769)	(35,176)	(424,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(60,769)	(35,176)	131,337

Cash, beginning of period	232,720	267,896	40,614

Cash, end of period	$171,951	$232,720	$171,951
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

Property and Equipment

Fixed assets are recorded at cost.  Depreciation is calculated using the straight line method over the estimated useful lives of the assets.  Maintenance and repairs are charged to expense as incurred.  Major renewals and betterments are capitalized.  When items of property and equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations.  Depreciation expense for the periods ended December 31, 2013 and 2012 was $0 and $0, respectively. During the quarter ended September 30, 2013 all remaining equipment was disposed of.

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013.

The standards under ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value at December 31, 2013.

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

December 31, 2013

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2013, the Company had taken no tax positions that would require disclosure under ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction.  The federal jurisdiction has a statute of limitations of three years.  Federal income tax returns prior to year ending December 31, 2009 are closed.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2013

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Deferred tax assets are calculated at a rate of 35%.

Significant components of the deferred tax assets for the periods ended December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Net operating loss carryforwards	36,050	14,058
Deferred tax asset	36,050	14,058
Valuation allowance for deferred asset	(36,050)	(14,058)
Net deferred tax asset	-	-

At December 31, 2013, the Company has net operating loss carryforwards of approximately $103,000, which will begin to expire in the year 2031. The change in the allowance account from December 31, 2012 to December 31, 2013 was $21,992.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended December 31, 2013, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer/ Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	51	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	53	Vice President, Director	Annual meeting
Doris Marie Prater	88	Secretary, Director	Annual meeting

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2013

Item 11. Executive Compensation

During the years ended December 31, 2013 and December 31, 2012, Susan Ann Robinson-Trudell and Doris Marie Prater each received a Directors fee of $500. Mr. Hatfield receives no compensation for serving as a director of the Company. No officers were compensated by the Company for the years ended December 31, 2013 and December 31, 2012. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts, incentive pay agreements or outstanding options with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners:

At March 12, 2014, one person of record owned more than 5% of the Company's Class A Common Stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
(1) Based upon 1,327,698 total Class A Common Shares outstanding at March 12, 2014

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
Class A Common	Susan Ann Robinson-Trudell	14,000 direct	1.05
Class A Common	Directors and Executive Officers as a Group (2)	889,566 direct	67.00
(1) Based upon 1,327,698 total Class A Common Shares outstanding as of March 12, 2014 (2) Three individuals

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

December 31, 2013

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2013 and 2012 were $16,000 and $12,960, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $1,400 in 2013 and $950 in 2012 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

During the last fiscal two fiscal years the Company incurred $1,200 in 2013 and none for 2012 for other fees for products and services rendered by the Company’s principal accountant.

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

December 31, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

(Registrant)

          /s/ Paul A. Hatfield

By:

Paul A. Hatfield

President (Principal Executive Officer) and Principal Financial Officer

Date:  March  14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       /s/ Paul A. Hatfield

By:

Paul A. Hatfield

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  March 14, 2014

     /s/ Susan Ann Robinson-Trudell

By:

Susan Ann Robinson-Trudell

Director

Date:  March 14, 2014

       /s/ Doris Marie Prater

By:

Doris Marie Prater

Director

Date:  March 14, 2014

22