Form 10-Q
period 2014-03-31
Butte Highlands Mining Company, Inc.
filed 2014-05-15
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

At May 6, 2014, there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

TABLE OF CONTENTS

PART I.

3

ITEM 1.  FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

8

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

9

ITEM 4.  CONTROLS AND PROCEDURES

9

PART II – OTHER INFORMATION

10

ITEM 1. LEGAL PROCEEDINGS

10

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

10

ITEM 4. MINE SAFETY DISCLOSURES

10

ITEM 5. OTHER INFORMATION

10

ITEM 6. EXHIBITS (filed with this report)

10

SIGNATURES

11

PART I.

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) BALANCE SHEETS

	March 31	December 31
	2014	2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$171,186	$171,951
Prepaid expense	327	327
Total Current Assets	171,513	172,278

TOTAL ASSETS	$171,513	$172,278

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$12,725	$925
Total Current Liabilities	12,725	925

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	242,106	242,106
Accumulated deficit during development stage	(355,769)	(343,204)
Total Stockholders' Equity	158,788	171,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$171,513	$172,278

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATIONS

			Period from
			May 18, 2007
			(Inception of
	Three Months Ended		Development Stage)
	March 31		to March 31
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$-	$-

OPERATING EXPENSES
Professional fees	12,195	1,315	244,957
Depreciation	-	-	1,295
Officers & directors fees	-	-	6,000
General and administrative	372	8,194	62,491
TOTAL OPERATING EXPENSES	12,567	9,509	314,743

LOSS FROM OPERATIONS	(12,567)	(9,509)	(314,743)

OTHER INCOME (EXPENSES)
Interest income	2	500	10,811
Interest expense	-	-	(553)
Other income	-	-	740
Other expense	-	-	(459)
Other than temporary impairment of investment	-	-	(165,240)
Gain on sale of investment	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	2	500	(88,629)

LOSS BEFORE TAXES	(12,565)	(9,009)	(403,372)

INCOME TAXES
Income tax benefit	-	-	50,764
Tax expense	-	-	(3,161)
	-	-	47,603

NET LOSS	$(12,565)	$(9,009)	$(355,769)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			May 18, 2007
			(Inception of
	Three Months Ended		Development Stage)
	March 31		to March 31
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,565)	$(9,009)	$(355,769)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense		(327)	634
Decrease (increase) in deferred tax asset		-	50,830
Decrease (increase) in refund receivable		-	3,198
Increase (decrease) in accounts payable	11,800	(894)	12,725
Increase (decrease) in income tax payable			(237,798)
Net cash used by operating activities	(765)	(10,230)	(425,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(765)	(10,230)	130,572

Cash, beginning of period	171,951	232,720	40,614

Cash, end of period	$171,186	$222,490	$171,186
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2014

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2014.

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

The Company did not have any assets measured at fair value at March 31, 2014.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2014

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

Significant components of the deferred tax assets at an expected tax rate of 35% for the periods ended March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Net operating loss carryforwards	40,500	36,050
Deferred tax asset	40,500	36,050
Valuation allowance for deferred asset	(40,500)	(36,050)
Net deferred tax asset	-	-

At March 31, 2014, the Company has net operating loss carryforwards of approximately $115,800 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2013 to March 31, 2014 was $4,450.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended March 31, 2014, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  The Company’s Class A Common Stock is listed for quotation on the OTCQB.  Our trading symbol is “BTHI”

Result of Operations for period ended March 31, 2014compared to the period ended March 31, 2013

During the three month period ended March 31, 2014, the Company had a net loss of $12,565 compared to a net loss of $9,009 during the three month period ended March 31, 2013.  This represents a increased net loss of $3,556 during the three month period ended March 31, 2014. The increase in net loss is attributable to professional fees and general and administrative expenses during the three month period ended March 31, 2014.

Total operating expenses increased to $12,567 during the three month period ended March 31, 2014 from $9,509 for the comparable period ended March 31, 2013.  The increase is attributable to increased professional fees and general and administrative expenses over the respective three month period ended March 31, 2013.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2014 was $158,788, compared to working capital of $171,353  at December 31, 2013. Working capital decreased primarily due to operating expenses incurred during the period.

Net cash used in operating activities was $765 during the three month period ended March 31, 2014 compared with $10,230 during the three month period ended March 31, 2013.

Cash flow from investing activities was zero for the period ended March 31, 2014, remaining unchanged from the three month period ended March 31, 2013.

Cash flow from financing activities was zero for the period ended March 31, 2014, remaining unchanged from the three month period ended March 31, 2013.

As a result, cash decreased by $765 during the three month period ended March 31, 2014. The Company had cash of $171,186  as of March 31, 2014. It will not be necessary for the Company to raise additional capital to continue its business activities during the next twelve months.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:            /S/ Paul Hatfield

Paul Hatfield, President and Director

Date:  May 15, 2014

By           /S/ Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  May 15, 2013

11