Form 10-Q
period 2014-06-30
Butte Highlands Mining Company, Inc.
filed 2014-08-13
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at July 31, 2014, there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

Table of Contents

PART I. FINANCIAL STATEMENTS

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

12

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

12

SIGNATURES

13

PART I. FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) BALANCE SHEETS

	June 30	December 31
	2014	2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$151,266	$171,951
Prepaid expense	-	327
Total Current Assets	151,266	172,278

TOTAL ASSETS	$151,266	$172,278

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$925
Total Current Liabilities	-	925

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, Class A, $0.001 par value
500,000,000 shares authorized; 1,327,698
shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value
1,707,093 shares authorized; 1,654,191
shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	242,106	242,106
Accumulated deficit during development stage	(363,291)	(343,204)
Total Stockholders' Equity	151,266	171,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$151,266	$172,278

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATIONS
					Period from
					May 18, 2007
					(Inception of
	Three Months Ended		Six Months Ended		Development
	June 30		June 30		Stage) to June 30
	2014	2013	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	6,362	22,191	18,557	23,506	251,319
Depreciation	-	-	-	-	1,295
Officers and directors fees	-	-	-	-	6,000
General and administrative	1,162	10,728	1,534	18,922	63,653
TOTAL OPERATING EXPENSES	7,524	32,919	20,091	42,428	322,267

LOSS FROM OPERATIONS	(7,524)	(32,919)	(20,091)	(42,428)	(322,267)

OTHER INCOME (EXPENSES)
Interest income	2	-	4	502	10,813
Interest expense	-	-	-	-	(553)
Other income	-	-	-	-	740
Other expense	-	-	-	-	(459)
Other than temporary impairment of investment	-	-	-	-	(165,240)
Gain on sale of investment	-	-	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	2	-	4	502	(88,627)

LOSS BEFORE TAXES	(7,522)	(32,919)	(20,087)	(41,926)	(410,894)

INCOME TAXES
Income tax benefit	-	-	-	-	50,764
Tax expense	-	-	-	-	(3,161)
	-	-	-	-	47,603

NET LOSS	$(7,522)	$(32,919)	$(20,087)	$(41,926)	$(363,291)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Six Months Ended		Development Stage)
	June 30		to June 30
	(unaudited)	(unaudited)	2014
	2014	2013	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,087)	$(41,926)	$(363,291)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	-	-	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	327	(327)	961
Decrease (increase) in deferred tax asset		-	50,830
Decrease (increase) in refund receivable		-	3,198
Increase (decrease) in accounts payable	(925)	(894)	-
Increase (decrease) in income tax payable	-	-	(237,798)
Net cash used by operating activities	(20,685)	(43,147)	(445,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(20,685)	(43,147)	110,652

Cash, beginning of period	171,951	232,720	40,614

Cash, end of period	$151,266	$189,573	$151,266
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2014

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2014.

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

June 30, 2014

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value at June 30, 2014.

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

New Accounting Pronouncements

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity.  The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014. The Company is evaluating the effect of this standard on its financial reporting and expects to adopt the transitional changes in the appropriate quarter.

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

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended June 30, 2014 and December 31, 2013 are as follows:

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2014

	June 30, 2014	December 31, 2013
Net operating loss carryforwards	123,000	103,000
Deferred tax asset	43,079	36,050
Valuation allowance for deferred asset	(43,079)	(36,050)
Net deferred tax asset	-	-

At June 30, 2014, the Company has net operating loss carryforwards of approximately $123,000 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2013 to June 30, 2014 was $7,029.

NOTE 5 – SUBSEQUENT EVENTS

The company entered into a letter of intent which could bring abut a control change which terminates by December 31, 2014.

For the period ended June 30, 2014, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Result of Operations for period ended June 30, 2014 compared to the period ended June 30, 2013

During the three and six month periods ended June 30, 2014, the Company had a net loss of $7,522 and $20,087 respectively compared to a net loss of $32,919 and $41,926 during the three month and six month periods ended June 30, 2013.  This represents a decrease in net loss in the amount of $ 25,397 and $21,839 over the respective three and six month periods ended June 30, 2013. This decrease in loss is due primarily to decreased professional fees and general and administrative expenses.

Total operating expenses decreased to $7,524 during the three month period ended June 30, 2014 from $32,919, for the comparable period ended June 30, 2013.  This decrease in loss is due primarily to decreased professional fees and general and administrative expenses.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2014 was $151,266 compared to working capital of $171,353 at December 31, 2013.  Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $20,685 during the six month period ended June 30, 2014 compared with $43,147 during the six month period ended June 30, 2013.

Cash flow from investing activities was $0 during the six month period ended June 30, 2014 compared to $0 during the six month period ended June 30, 2013.

Cash flow from financing activities was $0 during the six month period ended June 30, 2014 compared with $0 during the six month period ended June 30, 2013.

As a result, cash decreased by $20,685 during the six month period ended June 30, 2014. The Company had cash of $151,266 as of June 30, 2014. It will not be necessary for the Company to raise additional capital to continue its business activities in 2014.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  August 13, 2014

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  August 13, 2014