Form 10-Q
period 2014-09-30
Butte Highlands Mining Company, Inc.
filed 2014-11-12
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at November 6, 2014, there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

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

12

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

12

SIGNATURES

13

PART I. FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) BALANCE SHEETS
	September 30	December 31
	2014	2013
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$145,812	$171,951
Prepaid expense	-	327
Total Current Assets	145,812	172,278

TOTAL ASSETS	$145,812	$172,278

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$450	$925
Total Current Liabilities	450	925

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191 shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated income prior to development stage	242,106	242,106
Accumulated deficit during development stage	(369,195)	(343,204)
Total Stockholders' Equity	145,362	171,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,812	$172,278

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF OPERATIONS
						Period from
						May 18, 2007
						(Inception of
	Three Months Ended			Nine Months Ended		Development Stage)
	September 30			September 30		to September 30
	2014		2013	2014	2013	2014
	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$		$-	$-	$-

OPERATING EXPENSES
Professional fees	5,385		2,590	23,942	26,096	256,704
Depreciation	-		-	-	-	1,295
Officers and directors fees	-		-	-	-	6,000
General and administrative	521		3,932	2,055	22,854	64,174
TOTAL OPERATING EXPENSES	5,906		6,522	25,997	48,950	328,173

LOSS FROM OPERATIONS	(5,906)		(6,522)	(25,997)	(48,950)	(328,173)

OTHER INCOME (EXPENSES)
Interest income	2		2	6	504	10,815
Interest expense	-		-	-	-	(553)
Other income	-		-	-	-	740
Other expense	-		-	-	-	(459)
Other than temporary impairment of investment	-		-	-	-	(165,240)
Gain on sale of investment	-		-	-	-	66,072
TOTAL OTHER INCOME (EXPENSES)	2		2	6	504	(88,625)

LOSS BEFORE TAXES	(5,904)		(6,520)	(25,991)	(48,446)	(416,798)

INCOME TAXES
Income tax benefit	-		-	-	-	50,764
Tax expense	-		-	-	-	(3,161)
TOTAL INCOME TAXES	-		-	-	-	47,603
NET LOSS	$(5,904)		$(6,520)	$(25,991)	$(48,446)	$(369,195)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)		$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889		2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY (A Development Stage Company) STATEMENTS OF CASH FLOWS
			Period from
			May 18, 2007
			(Inception of
	Nine Months Ended		Development Stage)
	September 30		to September 30
	2014	2013	2014
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,991)	$(48,446)	$(369,195)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-	1,295
Gain on sale of investments	-	-	(66,072)
Other than temporary impairment of investment	-	-	165,240
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	327	-	961
Decrease (increase) in deferred tax asset		-	50,830
Decrease (increase) in refund receivable		-	3,198
Increase (decrease) in accounts payable	(475)	126	450
Increase (decrease) in income tax payable			(237,798)
Net cash used by operating activities	(26,139)	(48,320)	(451,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-	(543)
Cash received for mining claims	-	-	405,000
Cash received for sale of investment	-	-	116,832
Net cash provided by investing activities	-	-	521,289

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-	35,000
Net cash provided by financing activities	-	-	35,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(26,139)	(48,320)	105,198

Cash, beginning of period	171,951	232,720	40,614

Cash, end of period	$145,812	$184,400	$145,812
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Investment received for mining claims	$-	$-	$216,000

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

The Company had entered into negotiations with a possible acquirer.  The deal is no longer going through due to lack of financing.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2014.

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

The Company did not have any assets measured at fair value at September 30, 2014.

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

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2014

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Net operating loss carryforwards	129,000	103,000
Deferred tax asset	45,150	36,050
Valuation allowance for deferred asset	(45,150)	(36,050)
Net deferred tax asset	-	-

At September 30, 2014, the Company has net operating loss carryforwards of approximately $129,000 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2013 to September 30, 2014 was $9,100.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended September 30, 2014, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

We intend to acquire an interest in a business seeking the perceived advantages of a publicly registered corporation.  We have not and will not restrict our search to any specific business or industry. We may participate in a business venture of virtually any kind or nature. The Company may seek a business opportunity with an entity which has recently commenced operations, wishes to utilize the public marketplace in order to raise additional capital to expand into new products or markets, develop a new product or service, or for other corporate purposes.  The Company may acquire assets and/or establish subsidiaries in various businesses, or acquire existing businesses as subsidiaries.  Business opportunities may be available in many different industries at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management of the Company, while not experienced in matters relating to the new direction of the Company, will rely primarily upon their own efforts to accomplish the business purposes. The Company does not anticipate a significant change in the number of employees during the next 12 months. It is not anticipated that any outside consultants or advisors, other than the Company's accountants and legal counsel, will be utilized to effectuate its business purposes described herein. During the next twelve months, the Company expects to be able to satisfy its cash requirements, and does not foresee the need to raise additional capital during this period.

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended September30, 2014 compared to the period ended September 30, 20132

During the three and nine month periods ended September 30, 2014, the Company had a net loss of $5,904 and $25,991 respectively compared to a net loss of $6,520 and $48,446 during the three month and six month periods ended September 30, 2013.  This represents a decrease in net loss in the amount of $616 and $22,455 over the respective three and six month periods ended September 30, 2013. This change is due primarily to decreased general and administrative expenses as well as a decrease in professional fees.

Total operating expenses decreased to $5,906 during the three month period ended September 30, 2014 from $6,522, for the comparable period ended September 30, 2013.  This decrease in loss is due to decreased general and administrative expenses.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2014 was $145,362 compared to working capital of $171,353 at December 31, 2013. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $26,139 during the nine month period ended September 30, 2014 compared with $48,320 during the nine month period ended September 30, 2013.

Cash flow from investing activities was $0 during the nine month period ended September 30, 2014 compared to $0 during the nine month period ended December 30, 2013.

Cash flow from financing activities was $0 during the nine month period ended September 30, 2013 compared with $0 during the nine month period ended September 30, 2012.

As a result, cash decreased by $26,139 during the nine month period ended September 30, 2014. The Company had cash of $145,812 as of September 30, 2014. It will not be necessary for the Company to raise additional capital to continue its business activities in 2014.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS (filed with this report)

Exhibit 31.1:	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2:	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1:	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibit 32.2:	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS:	XBRL Instance Document
101.SCH:	XBRL Taxonomy Extension Schema Document
101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB:	XBRL Taxonomy Extension Label Linkbase Document
101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  November 10, 2014

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  November 10, 2014