Form 10-K
period 2014-12-31
Butte Highlands Mining Company, Inc.
filed 2015-04-14
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of $0.25 per share on June 30, 2014, was approximately $109,532. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s $0.001 par value Class A Common Stock on April 8, 2015, was 1,327,698.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

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

6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

7

Item 8.  Financial Statements

8

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

16

Item 9A. Controls and Procedures

16

Item 9B. Other Information

17

PART III

18

Item 10. Directors, Executive Officers and Corporate Governance

18

Item 11. Executive Compensation

19

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

19

Item 13.  Certain Relationships and Related Transactions

19

Item 14. Principal Accountant Fees and Services

20

PART IV

20

Item 15.  Exhibits

20

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

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

December 31, 2014

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

December 31, 2014

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2014.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)  Market Information.  Our Class A Common Stock is quoted in the over-the-counter market on OTCQB  with the symbol BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2014 and 2013.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. In 2014 a total of 18,500 shares of the Class A Common Stock were traded

	2013		2014
	High	Low	High	Low
First Quarter	$0.51	$0.51	$0.25	$0.19
Second Quarter	0.51	0.51	0.25	0.25
Third Quarter	1.00	0.51	0.60	0.25
Fourth Quarter	1.00	0.19	0.60	0.51

b)  Holders of Record.  As of April 8, 2015, there were approximately 102 holders of record of the Company’s Class A Common Stock.

c)  Dividends.  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2014 compared to year ended December 31, 2013.

Result of Operations

During 2014, the Company had net loss of $40,000 compared to a net loss of $63,645 during 2013.  This loss, which represents a decrease loss of $23,645 over the year ended December 31, 2013 is primarily due to decreases in professional fees in the amount of $8,799 and general and administrative expenses in the amount of $14,344.

Total operating expenses decreased to $40,008 in 2014 from $64,151 in 2013.  The difference is due to decreases in professional fees and general and administrative expenses.

For 2014, the Company had net other income of $8 from interest income compared to net other income of $506 from interest income during 2013.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2014 was $131,353 compared to working capital of $171,353 at December 31, 2013. Working capital decreased primarily because the Company only had nominal other income in 2014 to offset its operating expenses.

Net cash used in operating activities was $40,598 in 2014 compared with $60,769 in 2013.

Cash flow from investing activities was zero in 2014, remaining unchanged from 2013.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

Cash flow from financing activities was zero in 2014, remaining unchanged from 2013.

As a result, cash decreased by $40,598 in 2014. The Company had cash of $131,353 as of December 31, 2014.

The Company estimates that the annual costs associated with being a reporting public company will be approximately $29,000. This amount is comprised of accounting fees of approximately $25,000 and legal fees of $4,000.  In addition the Company estimates that it will incur approximately $10,000 per year to seek a business opportunity to acquire and up to an additional $50,000 to acquire any such business opportunity once identified.  It will not be necessary for the Company to raise additional capital to continue its business activities in the next twelve months.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

December 31, 2014

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Butte Highlands Mining Company

We have audited the accompanying balance sheets of Butte Highlands Mining Company as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. Butte Highlands Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butte Highlands Mining Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

MartinelliMick PLLC Spokane, WA
April 11, 2015

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

BUTTE HIGHLANDS MINING COMPANY BALANCE SHEETS

	December 31	December 31
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$131,353	$171,951
Prepaid expense	-	327
Total Current Assets	131,353	172,278

TOTAL ASSETS	$131,353	$172,278

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$925
Total Current Liabilities	-	925

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized,	-	-
none issued and outstanding
Common stock, Class A, $0.001 par value
500,000,000 shares authorized; 1,327,698
shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value
1,707,093 shares authorized; 1,654,191
shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated deficit	(141,098)	(101,098)
Total Stockholders' Equity	131,353	171,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$131,353	$172,278

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF OPERATIONS

	Year Ended
	December 31
	2014	2013

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	28,655	37,454
Officers & directors fees	-	1,000
General and administrative	11,353	25,697
TOTAL OPERATING EXPENSES	40,008	64,151

LOSS FROM OPERATIONS	(40,008)	(64,151)

OTHER INCOME (EXPENSES)
Interest income	8	506
TOTAL OTHER INCOME (EXPENSES)	8	506

LOSS BEFORE TAXES	(40,000)	(63,645)

INCOME TAXES	-	-

NET LOSS	$(40,000)	$(63,645)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2012	1,327,698	1,328	1,654,191	1,654	269,469	(37,453)	-	234,998

Net income for period ending December 31, 2013	-	-	-	-	-	(63,645)	-	(63,645)

Balance, December 31, 2013	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(101,098)	$-	$171,353

Net income for period ending December 31, 2014	-	-	-	-	-	(40,000)	-	(40,000)

Balance, December 31, 2014	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(141,098)	$-	$131,353

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,000)	$(63,645)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	-	-
Gain on sale of investments	-	-
Other than temporary impairment of investment	-	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	327	(327)
Decrease (increase) in deferred tax asset		-
Decrease (increase) in refund receivable		3,198
Increase (decrease) in accounts payable	(925)	5
Increase (decrease) in income tax payable
Net cash used by operating activities	(40,598)	(60,769)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(40,598)	(60,769)

Cash, beginning of period	171,951	232,720

Cash, end of period	$131,353	$171,951
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

The Company had entered into negotiations with a possible acquirer. The deal is no longer going through due to a lack of financing.

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

December 31, 2014

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

The Company did not have any assets measured at fair value at December 31, 2014.

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

New Accounting Pronouncements

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity.  The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014.  The pronouncement encourages the early adoption of the standard in cases where reports were still to be issued. The Company evaluated the effect of this standard on its financial reporting and adopted the transitional changes in the quarter ended December 31, 2014.

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

During the years ended December 31, 2008 through December 31, 2014, the Company did not issue any shares of common stock.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2014

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

The Company files income tax returns in the U.S. federal jurisdiction.  The federal jurisdiction has a statute of limitations of three years.  Federal income tax returns prior to year ending December 31, 2010 are closed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended December 31, 2014 and December 31, 2013 are as follows:

	December 31, 2014	December 31, 2013
Net operating loss carryforwards	143,000	103,000
Deferred tax asset	50,050	36,050
Valuation allowance for deferred asset	(50,050)	(36,050)
Net deferred tax asset	-	-

At December 31, 2014, the Company has net operating loss carryforwards of approximately $143,000 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2013 to December 31, 2014 was $14,000  .

NOTE 6 – SUBSEQUENT EVENTS

For the period ended December 31, 2014, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer/ Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	52	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	54	Vice President, Director	Annual meeting
Doris Marie Prater	89	Secretary, Director	Annual meeting

Business Experience of Directors and Executive Officers

Paul A. Hatfield has been a Director of the Company since 1986. From 1986 to 1991 Mr. Hatfield served as the Company’s Vice President and has served as the President of the Company since 1991.  From 1989 to 2003 Mr. Hatfield served as the Vice-President of Mining for N. A. Degerstrom, Inc. From April 2003 until May, 2005 Mr. Hatfield was employed as  a project manager for Old Castle Corporation. From May 2005 until February 2015 Mr. Hatfield was employed by Spokane Rock Products, Inc as the Asphalt Manager. From February 2015 until the present Mr. Hatfield has been employed as a Senior Project Manager by the Granite  Consgtruction Company is Carlsbad, California. Mr. Hatfield is a graduate of Montana Tech of the University of Montana with a Bachelor of Science degree. Mr. Hatfield also serves as the Company’s principal financial officer.

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

Item 11. Executive Compensation

During the year ended December 31, 2013 and December 31, 2013, Susan Ann Robinson-Trudell and Doris Marie Prater each received a Directors fee of $500. No Directors fees were paid during the year ended December 31, 2014. Mr. Hatfield receives no compensation for serving as a director of the Company. No officers were compensated by the Company for the years ended December 31, 2014 and December 31, 2013. In addition, the Company provided no stock options, warrants, or stock appreciation rights, and there are no employment contracts, incentive pay agreements or outstanding options with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners:

At April 8, 2015, one person of record owned more than 5% of the Company's Class A Common Stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
(1) Based upon 1,327,698 total Class A Common Shares outstanding at April 8, 2015

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
Class A Common	Susan Ann Robinson-Trudell	14,000 direct	1.05
Class A Common	Directors and Executive Officers as a Group (2)	889,566 direct	67.00
(1) Based upon 1,327,698 total Class A Common Shares outstanding as of April 8, 2015 (2) Three individuals

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

December 31, 2014

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2014 and 2013 were $16,000 and $16,000, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $950 in 2014 and $1,400 in 2013 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

During the last two fiscal years, the company incurred $0 in 2014 and $1,273 for products and services rendered by the Company’s principal accountant.

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

(Registrant)

           /s/ Paul A. Hatfield

By:

Paul A. Hatfield

President (Principal Executive Officer) and Principal Financial Officer

Date:  April 13, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           /s/ Paul A. Hatfield

By:

Paul A. Hatfield

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  April 13, 2015

          /s/ Susan Ann Robinson-Trudell

By:

Susan Ann Robinson-Trudell

Director

Date:  April 13, 2015

           /s/ Doris Marie Prater

By:

Doris Marie Prater

Director

Date:  April 13, 2015

21