Form 10-Q
period 2015-03-31
Butte Highlands Mining Company, Inc.
filed 2015-05-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At May 18, 2015, there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

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

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS (filed with this report)

11

SIGNATURES

12

PART I.

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY BALANCE SHEETS

	March 31	December 31
	2015	2014
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,045	$131,353
Prepaid expense	153	-
Total Current Assets	130,198	131,353
TOTAL ASSETS	$130,198	$131,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$-
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated deficit	(142,253)	(141,098)
Total Stockholders' Equity	130,198	131,353
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$130,198	$131,353

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2015	2014
	(unaudited)	(unaudited)

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	445	12,195
General and administrative	701	372
TOTAL OPERATING EXPENSES	1,146	12,567

LOSS FROM OPERATIONS	(1,146)	(12,567)

OTHER INCOME (EXPENSES)
Interest income	1	2
Interest expense	(10)	-
TOTAL OTHER INCOME (EXPENSES)	(9)	2

LOSS BEFORE TAXES	(1,155)	(12,565)

INCOME TAXES	-	-

NET LOSS	$(1,155)	$(12,565)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	(unaudited)	(unaudited)
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,155)	$(12,565)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(153)	-
Increase (decrease) in accounts payable	-	11,800
Net cash used by operating activities	(1,308)	(765)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,308)	(765)

Cash, beginning of period	131,353	171,951

Cash, end of period	$130,045	$171,186
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2015

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

The Company had entered into negotiations with a possible a acquirer. The deal is no longer going through due to a lack of financing.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2015.

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

March 31, 2015

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value at March 31, 2015.

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

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended March 31, 2015 and December 31, 2014 are as follows:

	March 31 2015	December 31, 2014
Net operating loss carryforwards	144,200	143,000
Deferred tax asset	50,550	50,050
Valuation allowance for deferred asset	(50,550)	(50,050)
Net deferred tax asset	-	-

BUTTE HIGHLANDS MINING COMPANY

(A Development Stage Company)

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2015

At March 31, 2015, the Company has net operating loss carryforwards of approximately $144,200 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2014 to March 31, 2015 was $500.

The Company has not identified any aggressive tax positions. We are subject to taxation in the US. Further, the Company has no open tax years subject to audit prior to December 31, 2011. The Company is current on its federal tax returns.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended March 31, 2015, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Result of Operations for period ended March 31, 2015 compared to the period ended March 31, 2014

During the three month period ended March 31, 2015, the Company had a net loss of $1,155 compared to a net loss of $12,565 during the three month period ended March 31, 2014.  This represents a decreased net loss of $11,410 during the three month period ended March 31, 2015. The decrease in net loss is attributable to a decrease in spending on professional fees during the three month period ended March 31, 2015.

Total operating expenses decreased to $1,146 during the three month period ended March 31, 2015 from $12,567 for the comparable period ended March 31, 2014.  The decrease is attributable to decreased professional fees over the respective three month period ended March 31, 2014.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2015 was $130,198, compared to working capital of $131,353 at December 31, 2014. Working capital decreased primarily due to continued operating expenses with no income.

Net cash used in operating activities was $1,308 during the three month period ended March 31, 2015 compared with $765 during the three month period ended March 31, 2014.

Cash flow from investing activities was zero for the period ended March 31, 2015, remaining unchanged from the three month period ended March 31, 2014.

Cash flow from financing activities was zero for the period ended March 31, 2015, remaining unchanged from the three month period ended March 31, 2014.

As a result, cash decreased by $1,308 during the three month period ended March 31, 2015. The Company had cash of $130,045  as of March 31, 2015. It will not be necessary for the Company to raise additional capital to continue its business activities during the next twelve months.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:            /S/ Paul Hatfield

Paul Hatfield, President and Director

Date:  May 18, 2015

By           /S/ Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  May 18, 2015

12