Form 10-Q
period 2015-06-30
Butte Highlands Mining Company, Inc.
filed 2015-08-03
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at July 31, 2015, there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

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

11

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

12

SIGNATURES

13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY BALANCE SHEETS

	June 30	December 31
	2015	2014
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,865	$131,353
Prepaid expense	306	-
Total Current Assets	114,171	131,353

TOTAL ASSETS	$114,171	$131,353

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$900	$-
Total Current Liabilities	900	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 \shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191 shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated deficit	(159,180)	(141,098)
Total Stockholders' Equity	113,271	131,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$114,171	$131,353

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF OPERATIONS
		Three Months Ended			Six Months Ended
		June 30			June 30
		2015		2014	2015	2014
		(unaudited)		(unaudited)	(unaudited)	(unaudited)
REVENUES		$-	$		$-	$-

OPERATING EXPENSES
Professional fees		16,600		6,362	17,045	18,557
General and administrative		327		1,162	1,028	1,534
TOTAL OPERATING EXPENSES		16,927		7,524	18,073	20,091

LOSS FROM OPERATIONS		(16,927)		(7,524)	(18,073)	(20,091)

OTHER INCOME (EXPENSES)
Interest income		-		2	1	4
Interest expense		-		-	(10)	-
TOTAL OTHER INCOME (EXPENSES)	-	-		2	(9)	4

LOSS BEFORE TAXES		(16,927)		(7,522)	(18,082)	(20,087)

INCOME TAXES		-		-	-	-

NET LOSS		$(16,927)		$(7,522)	$(18,082)	$(20,087)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED		$(0.01)		$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED		2,981,889		2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	(unaudited)	(unaudited)
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,082)	$(20,087)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(306)	327
Increase (decrease) in accounts payable	900	(925)
Net cash used by operating activities	(17,488)	(20,685)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(17,488)	(20,685)

Cash, beginning of period	131,353	171,951

Cash, end of period	$113,865	$151,266

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2015

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2015.

The standards under ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

BUTTE HIGHLANDS MINING COMPANY

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2015

Level 1.  Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value at June 30, 2015.

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

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended June 30, 2015 and December 31, 2014 are as follows:

	June 31 2015	December 31, 2014
Net operating loss carryforwards	161,100	143,000
Deferred tax asset	56,400	50,050
Valuation allowance for deferred asset	(56,400)	(50,050)
Net deferred tax asset	-	-

BUTTE HIGHLANDS MINING COMPANY

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2015

At June 30, 2015, the Company has net operating loss carryforwards of approximately $161,100 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2014 to June 30, 2015 was $6,350.

The Company has not identified any aggressive tax positions. We are subject to taxation in the US. Further, the Company has no open tax years subject to audit prior to December 31, 2011. The Company is current on its federal tax returns.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended June 30, 2015, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Result of Operations for period ended June 30, 2015 compared to the period ended June 30, 2014

During the three and six month periods ended June 30, 2015, the Company had a net loss of $16,927 and $18,082 respectively compared to a net loss of $7,522 and $20,087 during the three month and six month periods ended June 30, 2014.  This represents a increase in net loss in the amount of $9.405 over the respective three month period ended June 30, 2014 and a decrease of $2,005 over the respective six month period ended June 30, 2014. This decrease in loss is due primarily to decreased professional fees and general and administrative expenses.

Total operating expenses increased to $16,927 during the three month period ended June 30, 2015 from $7,524, for the comparable period ended June 30, 2014.  This increase in loss is due primarily the timing of billing for professional fees for services provided during the periods ending March 31, 2015 and June 30, 2015.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2015 was $113,271 compared to working capital of $131,353 at December 31, 2014. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $17,488 during the six month period ended June 30, 2015 compared with $20,685 during the six month period ended June 30, 2014.

Cash flow from investing activities was $0 during the six month period ended June 30, 2015 compared to $0 during the six month period ended June 30, 2014.

Cash flow from financing activities was $0 during the six month period ended June 30, 2015 compared with $0 during the six month period ended June 30, 2014.

As a result, cash decreased by $17,488 during the six month period ended June 30, 2015. The Company had cash of $113,865 as of June 30, 2015. It will not be necessary for the Company to raise additional capital to continue its business activities in 2015.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  July 31, 2015

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  July 31, 2015

13