Form 10-Q
period 2015-09-30
Butte Highlands Mining Company, Inc.
filed 2015-11-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                   to

Commission file number: 000-53662

BUTTE HIGHLANDS MINING COMPANY, INC.

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at November 13, 2015 there were 1,327,698 shares of Class A Common Stock and 1,654,191 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY, INC.

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

12

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

12

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY, INC. BALANCE SHEETS

	September 30	December 31
	2015	2014
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,294	$131,353
Prepaid expense	252	-
Total Current Assets	107,546	131,353

TOTAL ASSETS	$107,546	$131,353

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Total Current Liabilities	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191 shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated deficit	(164,905)	(141,098)
Total Stockholders' Equity	107,546	131,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,546	$131,353

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY, INC. STATEMENTS OF OPERATIONS
		Three Months Ended		Nine Months Ended
		September 30		September 30
		2015	2014	2015	2014
		(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES		$-	$-	$-	$-

OPERATING EXPENSES
Professional fees		4,306	5,385	22,301	23,942
General and administrative		469	521	1,497	2,055
TOTAL OPERATING EXPENSES		4,775	5,906	23,798	25,997

LOSS FROM OPERATIONS		(4,775)	(5,906)	(23,798)	(25,997)

OTHER INCOME (EXPENSES)
Interest income		-	2	1	6
Interest expense		-	-	(10)	-
TOTAL OTHER INCOME (EXPENSES)	-	-	2	(9)	6

LOSS BEFORE TAXES		(4,775)	(5,904)	(23,807)	(25,991)

INCOME TAXES		-	-	-	-

NET LOSS		$(4,775)	$(5,904)	$(23,807)	$(25,991)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED		$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED		2,981,889	2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY, INC. STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30
	(unaudited)	(unaudited)
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,807)	$(25,991)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(252)	327
Increase (decrease) in accounts payable	-	(475)
Net cash used by operating activities	(24,059)	(26,139)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(24,059)	(26,139)

Cash, beginning of period	131,353	171,951

Cash, end of period	$107,294	$145,812

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY, INC.

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Butte Highlands Mining Company, Inc. (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing mineral properties.  As of the date of reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings, the Company obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders which could not be located.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

BUTTE HIGHLANDS MINING COMPANY, INC.

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2015.

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

The Company did not have any assets measured at fair value at September 30, 2015.

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

BUTTE HIGHLANDS MINING COMPANY, INC.

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended September 30, 2015 and December 31, 2014 are as follows:

	September 30 2015	December 31, 2014
Net operating loss carryforwards	166,800	143,000
Deferred tax asset	58,400	50,050
Valuation allowance for deferred asset	(58,400)	(50,050)
Net deferred tax asset	-	-

At September 30, 2015, the Company has net operating loss carryforwards of approximately $166,800 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2014 to September 30, 2015 was $8,350.

The Company has not identified any aggressive tax positions. We are subject to taxation in the US. Further, the Company has no open tax years subject to audit prior to December 31, 2011. The Company is current on its federal tax returns.

NOTE 5 – SUBSEQUENT EVENTS

For the period ended September 30, 2015, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Business of Butte Highlands Mining Company, Inc.

Butte Highlands Mining Company, Inc. (hereinafter “Butte,” “We” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana. The Company is inactive, having sold the last of its mining claims in 2007.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended September 30, 2015 compared to the period ended September 30, 2014

During the three and nine month periods ended September 30, 2015, the Company had a net loss of $4,775 and $23,807 respectively compared to a net loss of $5,904 and $25,991 during the three month and nine month periods ended September 30, 2014.  This represents a decrease in net loss in the amount of $1,129 and $2,184 over the respective three and nine month periods ended September 30, 2014. This change is due primarily to decreased general and administrative expenses as well as a decrease in professional fees.

Total operating expenses decreased to $4,775 during the three month period ended September 30, 2015 from $5,906 for the comparable period ended September 30, 2014.  This decrease in loss is due to decreased general and administrative expenses.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2015 was $107,546 compared to working capital of $131,353 at December 31, 2014. Working capital decreased primarily due to continuing operating expenses with no income.

Net cash used in operating activities was $24,059 during the nine month period ended September 30, 2015 compared with $26,139 during the nine month period ended September 30, 2014.

Cash flow from investing activities was $0 during the nine month period ended September 30, 2015 compared to $0 during the nine month period ended December 30, 2014.

Cash flow from financing activities was $0 during the nine month period ended September 30, 2015 compared with $0 during the nine month period ended September 30, 2014.

As a result, cash decreased by $24,059 during the nine month period ended September 30, 2015. The Company had cash of $107,294 as of September 30, 2015. It will not be necessary for the Company to raise additional capital to continue its business activities in 2015.

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

b)

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS (filed with this report)

Exhibit 31.1:	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 31.2:	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
Exhibit 32.1:	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
Exhibit 32.2:	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY, INC.

By:      /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  November 19, 2015

By         /s/Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  November 19, 2015

13