Form 10-K
period 2015-12-31
Butte Highlands Mining Company, Inc.
filed 2016-03-30
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53662

BUTTE HIGHLANDS MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. 1524, Carlsbad, CA	92018
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (509) 979-3053

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

(Titles of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

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

Indicate by check mark whether the registrant is a shell company.  ☒ Yes  ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $218,347. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

The number of outstanding shares of the Registrant’s $0.001 par value Class A Common Stock on March 24, 2016, was 1,327,698.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

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

December 31, 2015

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

December 31, 2015

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

December 31, 2015

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2015.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

a)  Market Information.  Our Class A Common Stock is quoted in the over-the-counter market on OTCQB  with the symbol BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2015 and 2014.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. In 2015 a total of 7,000 shares of the Class A Common Stock were traded

	2015		2014
	High	Low	High	Low
First Quarter	$0.51	$0.51	$0.25	$0.19
Second Quarter	0.51	0.51	0.25	0.25
Third Quarter	0.51	0.40	0.60	0.25
Fourth Quarter	0.40	0.31	0.60	0.51

b)  Holders of Record.  As of March 30, 2016, there were approximately 102 holders of record of the Company’s Class A Common Stock.

c)  Dividends.  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014.

Result of Operations

During 2015, the Company had net loss of $32,750 compared to a net loss of $40,000 during 2014.  This loss, which represents a decrease loss of $7,250 over the year ended December 31, 2014 is primarily due to decreases in professional fees in the amount of $1,610 and general and administrative expenses in the amount of $5,657.

Total operating expenses decreased to $32,741 in 2015 from $40,008 in 2014.  The difference is due to decreases in professional fees and general and administrative expenses.

For 2015, the Company had net other income (loss) of ($9) from interest expense compared to net other income of $8 from interest income during 2014.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2015 was $98,603 compared to working capital of $131,353 at December 31, 2014. Working capital decreased primarily because the Company only had no income in 2015 to offset its operating expenses.

Net cash used in operating activities was $28,534 in 2015 compared with $40,598 in 2014.

Cash flow from investing activities was zero in 2015, remaining unchanged from 2014.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

Cash flow from financing activities was zero in 2015, remaining unchanged from 2014.

As a result, cash decreased by $28,534 in 2015. The Company had cash of $102,819 as of December 31, 2015.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

December 31, 2015

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Butte Highlands Mining Company

We have audited the accompanying balance sheets of Butte Highlands Mining Company as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015 and 2014. Butte Highlands Mining Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Butte Highlands Mining Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

Fruci & Associates II, PLLC

Spokane, Washington

March 28, 2016

BUTTE HIGHLANDS MINING COMPANY BALANCE SHEETS (Audited)

	December 31	December 31
	2015	2014

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$102,819	$131,353
Prepaid expense	173	-
Total Current Assets	102,992	131,353

TOTAL ASSETS	$102,992	$131,353

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,389	$-
Total Current Liabilities	4,389	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,327,698 shares issued and outstanding	1,328	1,328
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,654,191 shares issued and outstanding	1,654	1,654
Additional paid-in capital	269,469	269,469
Accumulated deficit	(173,848)	(141,098)
Total Stockholders' Equity	98,603	131,353

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$102,992	$131,353

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF OPERATIONS (Audited)

	Year Ended
	December 31
	2015	2014

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	27,045	28,655
Depreciation	-	-
Officers & directors fees	-	-
General and administrative	5,696	11,353
TOTAL OPERATING EXPENSES	32,741	40,008

LOSS FROM OPERATIONS	(32,741)	(40,008)

OTHER INCOME (EXPENSES)
Interest income	1	8
Interest expense	(10)	-
Other income	-	-
Other expense	-	-
Other than temporary impairment of investment	-	-
Gain on sale of investment	-	-
TOTAL OTHER INCOME (EXPENSES)	(9)	8

LOSS BEFORE TAXES	(32,750)	(40,000)

INCOME TAXES
Income tax benefit	-	-
Tax expense	-	-
	-	-

NET LOSS	$(32,750)	$(40,000)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENT OF STOCKHOLDERS' EQUITY (Audited)
	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2013	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(101,098)	$-	$171,353

Net income for period ending December 31, 2014	-	-	-	-	-	(40,000)	-	(40,000)

Balance, December 31, 2014	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(141,098)	$-	$131,353

Net income for period ending December 31, 2015	-	-	-	-	-	(32,750)	-	(32,750)

Balance, December 31, 2015	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(173,848)	$-	$98,603

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF CASH FLOWS (Audited)

	Year Ended
	December 31
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,750)	$(40,000)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-
Gain on sale of investments	-	-
Other than temporary impairment of investment	-	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(173)	327
Increase (decrease) in accounts payable	4,389	(925)
Increase (decrease) in income tax payable	-	-
Net cash used by operating activities	(28,534)	(40,598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for equipment purchased	-	-
Cash received for mining claims	-	-
Cash received for sale of investment	-	-
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash received from sale of common stock	-	-
Net cash provided by financing activities	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(28,534)	(40,598)

Cash, beginning of period	131,353	171,951

Cash, end of period	$102,819	$131,353

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2015.

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

The Company did not have any assets measured at fair value at December 31, 2015.

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

New Accounting Pronouncements

On June 10, 2014 the FASB issued authoritative guidance which eliminates the concept of a development stage entity.  The incremental reporting requirements for presenting the development stage operations and cash flows since inception will no longer apply to development stage entities. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2014.  The pronounce encourages the early adoption of the standard in cases where reports were still to be issued. The Company evaluated the effect of this standard on its financial reporting and adopted the transitional changes in the quarter ended December 31, 2014.

NOTE 3 – COMMON STOCK

Upon formation in 1929, the Company issued 1,500,000 shares of its common stock in exchange for mineral claims.  During 1937, the Company’s total authorized common stock was increased to 2,500,000 under a reorganization plan.

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company utilized office facilities provided by its president.  The value of the office facilities provided by the Company’s president is nominal and immaterial to the financial statements, additionally the value of the services provided by the Company’s president are nominal and immaterial to the financial statements.

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2015, the Company had taken no tax positions that would require disclosure under ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction.  The federal jurisdiction has a statute of limitations of three years.  Federal income tax returns prior to year ending December 31, 2011 are closed.

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2015

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended December 31, 2015 and December 31, 2014 are as follows:

	December 31, 2015	December 31, 2014
Net operating loss carryforwards	175,750	143,000
Deferred tax asset	61,500	50,050
Valuation allowance for deferred asset	(61,500)	(50,050)
Net deferred tax asset	-	-

At December 31, 2015, the Company has net operating loss carryforwards of approximately $175,750 which will begin to expire in the year 2032. The change in the allowance account from December 31, 2014 to December 31, 2015 was $11,450.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended December 31, 2015, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer/ Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2015, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	53	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	55	Vice President, Director	Annual meeting
Doris Marie Prater	90	Secretary, Director	Annual meeting

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

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

Item 11. Executive Compensation

No directors’ fees were paid during the years ended December 31, 2015 and December 31, 2014. No officers were compensated by the Company for the years ended December 31, 2015 and December 31, 2014. In addition, the Company provides no stock options, warrants, or stock appreciation rights, and there are no employment contracts, incentive pay agreements or outstanding options with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners:

At March 30, 2016, one person of record owned more than 5% of the Company's Class A Common Stock as follows:

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
(1) Based upon 1,327,698 total Class A Common Shares outstanding as of March 30, 2016 (2) Three individuals

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

December 31, 2015

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2015 and 2014 were $16,000 and $16,000, respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $950 in 2015 and $950 in 2014 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

PART IV

Item 15.  Exhibits

Exhibit
No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Paul Hatfield
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, Paul Hatfield

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Paul Hatfield
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Paul Hatfield

BUTTE HIGHLANDS MINING COMPANY

FORM 10K

December 31, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

(Registrant)

    /s/ Paul A. Hatfield

By:

Paul A. Hatfield

President (Principal Executive Officer) and Principal Financial Officer

Date:  March 30, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Paul A. Hatfield

By:

Paul A. Hatfield

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  March 30, 2016

     /s/ Susan Ann Robinson-Trudell

By:

Susan Ann Robinson-Trudell

Director

Date:  March 30, 2016

      /s/ Doris Marie Prater

By:

Doris Marie Prater

Director

Date:  March 30, 2016

22