Form 10-Q
period 2016-03-31
Butte Highlands Mining Company, Inc.
filed 2016-05-23
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number:     000-53662

BUTTE HIGHLANDS MINING COMPANY

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 1524, Carlsbad, CA	92018
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the close of business on May 6, 2016, there were 1,443,017 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

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

11

ITEM 5. OTHER INFORMATION

11

ITEM 6. EXHIBITS (filed with this report)

11

SIGNATURES

12

PART I.

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY BALANCE SHEETS
	March 31	December 31
	2016	2015
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,483	$102,819
Prepaid expense	230	173
Total Current Assets	90,713	102,992

TOTAL ASSETS	$90,713	$102,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$13,525	$4,389
Total Current Liabilities	13,525	4,389

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,443,017 shares issued and outstanding	1,443	1,443
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539
Additional paid-in capital	269,469	269,469
Accumulated deficit	(195,263)	(173,848)
Total Stockholders' Equity	77,188	98,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,713	$102,992

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31
	2016	2015
	(unaudited)	(unaudited)
REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	13,455	445
General and administrative	7,959	701
TOTAL OPERATING EXPENSES	21,414	1,146

LOSS FROM OPERATIONS	(21,414)	(1,146)

OTHER INCOME (EXPENSES)
Interest income	-	1
Interest expense	-	(10)
TOTAL OTHER INCOME (EXPENSES)	-	(9)

LOSS BEFORE TAXES	(21,414)	(1,155)

INCOME TAXES	-	-

NET LOSS	$(21,414)	$(1,155)

NET LOSS PER COMMON SHARE,BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31
	(unaudited)	(unaudited)
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,414)	$(1,155)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-
Gain on sale of investments	-	-
Other than temporary impairment of investment	-	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(57)	(153)
Increase (decrease) in accounts payable	9,136	-
Net cash used by operating activities	(12,335)	(1,308)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(12,335)	(1,308)

Cash, beginning of period	102,818	131,353
Cash, end of period	$90,483	$130,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2016

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2016.

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

BUTTE HIGHLANDS MINING COMPANY

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2016

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value at March 31, 2016.

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

Reclassification

Certain amounts in prior period financial statements have been reclassified to conform to the presentation in the current period financial statements.  The reclassification had no effect on reported net losses, total assets or total equity.

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

BUTTE HIGHLANDS MINING COMPANY

CONDENSED NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2016

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Net operating loss carryforwards	197,200	175,750
Deferred tax asset	69,000	61,500
Valuation allowance for deferred asset	(69,000)	(61,500)
Net deferred tax asset	-	-

At March 31, 2016, the Company has net operating loss carryforwards of approximately $197,200 which will begin to expire in the year 2032. The change in the allowance account from December 31, 2015 to March 31, 2016 was $7,500.

The Company has not identified any aggressive tax positions. We are subject to taxation in the US. Further, the Company has no open tax years subject to audit prior to December 31, 2011. The Company is current on its federal tax returns.

NOTE 5 – COMMON STOCK

During the period ending March 31, 2016, the Company identified 115,319 Class B shares that had previously been cancelled and re-issued as Class A shares.  The shares have been reclassified and all affected periods have been updated to reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended March 31, 2016, there were no recognizable subsequent events. Subsequent events have been evaluated through the date the financial statements were issued.

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

Result of Operations for period ended March 31, 2016 compared to the period ended March 31, 2015

During the three month period ended March 31, 2016, the Company had a net loss of $21,414 compared to a net loss of $1,155 during the three month period ended March 31, 2015.  This represents an increased net loss of $20,259 during the three month period ended March 31, 2016. The increase in net loss is attributable to an increase in expenditures for professional fees and general and administrative expenses during the three month period ended March 31, 2016.

Total operating expenses increased to $21,414 during the three month period ended March 31, 2016 from 1,146 for the comparable period ended March 31, 2015.  The increase is attributable to increased professional fees and general and administrative expenses over the respective three month period ended March 31, 2015.

Liquidity and Capital Resources

The Company’s working capital at March 31, 2016 was $77,188, compared to working capital of $98,603 at December 31, 2015. Working capital decreased primarily due to continued operating expenses with no income.

Net cash used in operating activities was $12,335 during the three month period ended March 31, 2016 compared with $1,308 during the three month period ended March 31, 2015.

Cash flow from investing activities was zero for the period ended March 31, 2016, remaining unchanged from the three month period ended March 31, 2015.

Cash flow from financing activities was zero for the period ended March 31, 2016, remaining unchanged from the three month period ended March 31, 2015.

As a result, cash decreased by $12,335 during the three month period ended March 31, 2016. The Company had cash of $90,483 as of March 31, 2016. It will not be necessary for the Company to raise additional capital to continue its business activities during the next twelve months.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BUTTE HIGHLANDS MINING COMPANY

         /s/ Paul Hatfield

By

Paul Hatfield, President and Director

Date:  May 23, 2016

         /s/ Paul Hatfield

By

Paul Hatfield, Principal Accounting Officer

Date:  May 23, 2016

12