Form 10-Q
period 2016-06-30
Butte Highlands Mining Company, Inc.
filed 2016-08-22
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days. YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at August 17, 2016, there were 1,443,017 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

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

11

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

13

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BUTTE HIGHLANDS MINING COMPANY BALANCE SHEETS
	June 30, 2016	December 31,
	(Unaudited)	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,823	$102,819
Prepaid expense	370	173
Total Current Assets	74,193	102,992

TOTAL ASSETS	$74,193	$102,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$5,400	$4,389
Total Current Liabilities	5,400	4,389

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,443,017 shares issued and outstanding	1,443	1,443
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,538,872shares issued and outstanding	1,539	1,539
Additional paid-in capital	269,469	269,469
Accumulated deficit	(203,658)	(173,848)
Total Stockholders' Equity	68,793	98,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$74,193	$102,992

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF OPERATIONS
	Three Months Ended			Six Months Ended
	June 30			June 30
	2016		2015	2016	2015
	(unaudited)		(unaudited)	(unaudited)	(unaudited)

REVENUES	$-	$		$-	$-

OPERATING EXPENSES
Professional fees	7,990		16,600	21,445	17,045
General and administrative	405		327	8,364	1,028
TOTAL OPERATING EXPENSES	8,395		16,927	29,809	18,073

LOSS FROM OPERATIONS	(8,395)		(16,927)	(29,809)	(18,073)

OTHER INCOME (EXPENSES)
Interest income	-		-	-	1
Interest expense	-		-	-	(10)
TOTAL OTHER INCOME (EXPENSES)	-		-	-	(9)

LOSS BEFORE TAXES	(8,395)		(16,927)	(29,809)	(18,082)

INCOME TAXES	-		-	-	-

NET LOSS	$(8,395)		$(16,927)	$(29,809)	$(18,082)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)		$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889		2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30
	2016	2015
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,809)	$(18,082)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	-	-
Gain on sale of investments	-	-
Other than temporary impairment of investment	-	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(197)	(306)
Increase (decrease) in accounts payable	1,011	900
Net cash used by operating activities	(28,995)	(17,488)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(28,995)	(17,488)

Cash, beginning of period	102,818	131,353

Cash, end of period	$73,823	$113,865
	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2016.

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

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value at June 30, 2016.

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

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Net operating loss carryforwards	205,600	175,750
Deferred tax asset	71,900	61,500
Valuation allowance for deferred asset	(71,900)	(61,500)
Net deferred tax asset	-	-

At June 30, 2016, the Company has net operating loss carryforwards of approximately $205,600 which will begin to expire in the year 2032. The change in the allowance account from December 31, 2015 to June 30, 2016 was $10,400.

The Company has not identified any aggressive tax positions. We are subject to taxation in the US. Further, the Company has no open tax years subject to audit prior to December 31, 2011. The Company is current on its federal tax returns.

NOTE 5 – COMMON STOCK

During the period ending March 31, 2016 the Company identified 115,319 Class B shares that had previously been cancelled and re-issued as Class A shares.  The shares have been reclassified and all affected periods have been updated to reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

For the period ended June 30, 2016, there were no recognizable subsequent events through the date the financial statements were issued, except as follows:

The company entered into a letter of intent which could bring about a control change.  The letter is effective until September 1, 2016.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended June 30, 2016 compared to the period ended June 30, 2015

During the three and six month periods ended June 30, 2016, the Company had a net loss of $8,395 and $29,809 respectively compared to a net loss of $16,927 and $18,082 during the three month and six month periods ended June 30, 2015.  This represents a decrease in net loss in the amount of $ 8,532 over the respective three month period ended June 30, 2015 and an increase of $11,727 over the respective six month period ended June 30, 2015. This increased in loss for the six month period ended June 30, 2016 is due primarily to an increase in professional fees and general and administrative expenses.

Total operating expenses decreased to $8,395 during the three month period ended June 30, 2016 from $16,927, for the comparable period ended June 30, 2015.  This decrease in loss is due primarily a decrease in the amount of professional fees for services during the three month period ending June 30, 2016.

Liquidity and Capital Resources

The Company’s working capital at June 30, 2016 was $68,793 compared to working capital of $98,603 at December 31, 2015. Working capital decreased primarily due to continuing operating expenses with no income and additional professional fees incurred in connection with the Share Exchange Agreement with Interlok Key Management Inc.

Net cash used in operating activities was $28,995 during the six month period ended June 30, 2016 compared with $17,488 during the six month period ended June 30, 2015.

Cash flow from investing activities was $0 during the six month period ended June 30, 2016 compared to $ $0 during the six month period ended June 30, 2015.

Cash flow from financing activities was $0 during the six month period ended June 30, 2016 compared with $0 during the six month period ended June 30, 2015.

As a result, cash decreased by $28,995 during the six month period ended June 30, 2016. The Company had cash of $73,823 as of June 30, 2016. It will not be necessary for the Company to raise additional capital to continue its business activities in 2016.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On June 16, 2016 Butte Highlands Mining Company (“Butte”) entered into a Letter of Intent (“LOI”) with Interlok Key Management, LLC, a Texas limited liability company. Pursuant to the terms of the LOI, Butte will acquire one hundred percent (100%) of the Interests of INTERLOK (the “Acquisition”). The consideration for the Acquisition shall be the issuance by Butte Highlands to the INTERLOK members, including the shares issued to brokers and finders in connection with the Transaction, such number of shares of Butte Highlands as shall be equal to ninety-five percent (95%) of the outstanding shares of Butte Highlands at closing. The parties agreed to use their best efforts to enter into a definitive Share Exchange Agreement no later than July 15, 2016. That date was subsequently revised to September 1, 2016. At closing, the current directors of Butte will serially resign and be replaced by persons nominated by the management of Interlok.

Interlok is engaged in the business of developing and licensing its patented key based encryption methods. The company was formed to develop and license a new approach to enhance the strength of today’s key-based encryption methods through its patented Dynamic Synchronous Key Management technology.  Interlok’s solutions are intended to increase the effectiveness of current encryption products. InterLok’s unique design is also intended to prevent hacker attacks by providing perpetual authentication for communication sessions.

InterLok’s technology does not directly displace existing products or services available in the market today. It enhances and adds new capabilities. Whether approaching security from a physical or human interactive perspective, Interlok’s encryption method is intended to render data unavailable to unauthorized view or use.  Interlok’s products assure that other solutions are strengthened against new code breaking advances.

At closing of the transaction contemplated by the LOI, Paul Hatfield, President and a Director of Butte shall be paid the sum of $55,000 for services in connection with this transaction. The fee is payable: $25,000 in cash and the balance in the form of 250,000 restricted shares of Butte Highlands Class A common stock. In addition, Mr. Hatfield shall be awarded options to acquire an additional 350,000 shares of Butte Highlands Class A common stock at an exercise price equal to the closing price of Butte Highlands common stock on the OTC Bulletin Board as of the close of business on June 16, 2016, the date on which the Letter of Intent was fully executed.  The options, which will have piggy-back registration rights are exercisable for twenty-four months commencing on the closing of the transaction contemplated by the LOI.

In a related agreement, on June 20, 2016 Mr. Hatfield entered into a Stock Purchase Agreement with JD McGraw, of Houston, Texas. Mr. McGraw was instrumental in negotiating the LOI. Pursuant to the terms of the Stock Purchase Agreement, Mr. McGraw, or his assigns, has been granted the right to purchase from Paul Hatfield a maximum of Five Hundred Thousand (500,000) Shares at a price of $0.15 per share. The Stock Purchase Agreement is effective for a period of twenty-four (24) months commencing upon the closing of the transaction contemplated by the LOI.

ITEM 6. EXHIBITS (filed with this report)

Exhibit No.	Description
10.1	Letter of Intent to Acquire Interlok Key Management, LLC, dated June 16, 2016
10.2	Amendment to Letter of Intent to Acquire Interlok Key Management, LLC, dated July 15, 2016
31.1:	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
31.2:	Certification required by Rule 13a-14(a) or Rule 15d-14(a)
32.1:	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2:	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS:	XBRL Instance Document
101.SCH:	XBRL Taxonomy Extension Schema Document
101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB:	XBRL Taxonomy Extension Label Linkbase Document
101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUTTE HIGHLANDS MINING COMPANY

                   /s/ Paul A. Hatfield

By:

Paul A. Hatfield, President and Director

Date:  August 19, 2016

                   /s/ Paul A. Hatfield

By

Paul A. Hatfield, Principal Accounting Officer

Date:  August 19, 2016