Form 10-Q
period 2016-09-30
Butte Highlands Mining Company, Inc.
filed 2016-11-09
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  According to our Transfer Agent, at October 28, 2016, there were 1,443,017 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

BUTTE HIGHLANDS MINING COMPANY

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL INFORMATION

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

11

ITEM 5. OTHER INFORMATION

12

ITEM 6. EXHIBITS (filed with this report)

13

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL INFORMATION

BUTTE HIGHLANDS MINING COMPANY BALANCE SHEETS
	September 30	December 31
	2016	2015
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$70,926	$102,819
Prepaid expense	-	173
Total Current Assets	70,926	102,992

TOTAL ASSETS	$70,926	$102,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,174	$4,389
Total Current Liabilities	9,174	4,389

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,443,017 shares issued and outstanding	1,443	1,443
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539
Additional paid-in capital	269,469	269,469
Accumulated deficit	(210,699)	(173,848)
Total Stockholders' Equity	61,752	98,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$70,926	$102,992

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF OPERATIONS
	Three Months Ended			Nine Months Ended
	September 30			September 30
	2016		2015	2016	2015
	(unaudited)		(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$		$-	$-

OPERATING EXPENSES
Professional fees	5,851		4,306	27,296	22,301
General and administrative	1,190		469	9,554	1,497
TOTAL OPERATING EXPENSES	7,041		4,775	36,850	23,798

LOSS FROM OPERATIONS	(7,041)		(4,775)	(36,850)	(23,798)

OTHER INCOME (EXPENSES)
Interest income	-		-	-	1
Interest expense	-		-	-	(10)
TOTAL OTHER INCOME (EXPENSES)	-		-	-	(9)

LOSS BEFORE TAXES	(7,041)		(4,775)	(36,850)	(23,807)

INCOME TAXES	-		-	-	-

NET LOSS	$(7,041)		$(4,775)	$(36,850)	$(23,807)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)		$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	2,981,889		2,981,889	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30
	(unaudited)	(unaudited)
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,850)	$(23,807)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation	-	-
Gain on sale of investments	-	-
Other than temporary impairment of investment	-	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	173	(252)
Increase (decrease) in accounts payable	4,785	-
Net cash used by operating activities	(31,892)	(24,059)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(31,892)	(24,059)

Cash, beginning of period	102,818	131,353

Cash, end of period	$70,926	$107,294

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$10
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2016

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

As of May 17, 2007 the Company had disposed of all of its historical mineral properties or claims, and began reporting as a shell company.  The Board of Directors intends to seek out an appropriate business opportunity and has not limited its search to any particular industry. Management believes it can identify opportunities in several sectors and will proceed with the appropriate diligence to create value for the shareholders. Operations are primarily conducted from the Company headquarters in Spokane, Washington.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2016.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value other than cash at September 30, 2016.

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

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Net operating loss carryforwards	212,600	175,750
Deferred tax asset	74,400	61,500
Valuation allowance for deferred asset	(74,400)	(61,500)
Net deferred tax asset	-	-

At September 30, 2016, the Company has net operating loss carryforwards of approximately $212,600 which will begin to expire in the year 2032. The change in the allowance account from December 31, 2015 to September 30, 2016 was $12,900.

BUTTE HIGHLANDS MINING COMPANY

NOTES TO THE INTERIM FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The Company has not identified any aggressive tax positions. We are subject to taxation in the US and the state of California. Further, the Company has no open tax years subject to audit prior to December 31, 2012. The Company is current on its federal tax returns.

NOTE 5 – COMMON STOCK

During the period ending March 31, 2016 the Company identified 115,319 Class B shares that had previously been cancelled and re-issued as Class A shares.  The shares have been reclassified and all affected periods have been updated to reflect this change.

NOTE 6 – SUBSEQUENT EVENTS

The June 16, 2016 Letter of Intent between Butte Highlands and Interlok Key Management, LLC, a Texas limited liability company, as amended on July 15, 2016 and August 31, 2016 has been further amended on October 15, 2016 to provide that the parties shall use their best efforts to enter into a definitive Share Exchange Agreement no later than December 1, 2016. All other terms and conditions of the Letter of Intent remain unchanged.  The consummation of the Share Exchange Agreement will result in a change of control of the Company.

Other than as discussed above, there were no recognizable subsequent events for the period ended September 30, 2016. Subsequent events have been evaluated through the date the financial statements were issued.

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

Effective July 6, 2009 the Company’s Class A Common Stock was registered under the Securities Exchange Act of 1934.  Effective April 29, 2010, our Class A Common Stock was listed for quotation on the OTC Bulletin Board.  Our trading symbol is “BTHI”

Result of Operations for period ended September 30, 2016 compared to the period ended September 30, 2015

During the three and nine month periods ended September 30, 2016, the Company had a net loss of $7,041 and $36,850 respectively compared to a net loss of $4,775 and $23,807 during the three month and nine month periods ended June 30, 2015.  This represents an increase in net loss in the amount of $ 2,266 over the respective three month period ended June 30, 2015 and an increase in net loss of $13,043 over the respective nine month period ended June 30, 2015. This increased in loss for the three and nine month periods ended September 30, 2016 is due primarily to an increase in professional fees and general and administrative expenses.

Total operating expenses increased to $7,041 during the three month period ended September 30, 2016 from $4,775 for the comparable period ended September 30, 2015.  This increase in loss is due primarily the timing of billing for professional fees for services provided during the period ending September 30, 2016.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2016 was $61,751 compared to working capital of $98,603 at December 31, 2015. Working capital decreased primarily due to continuing operating expenses with no income and additional professional fees incurred in connection with the Share Exchange Agreement with Interlok Key Management Inc.

Net cash used in operating activities was $31,892 during the nine month period ended September 30, 2016 compared with $ 24,059 during the nine month period ended September 30, 2015.

Cash flow from investing activities was $0 during the nine month period ended September 30, 2016 compared to $0 during the nine month period ended September 30, 2015.

Cash flow from financing activities was $0 during the nine month period ended September 30, 2016 compared with $0 during the nine month period ended September 30, 2015.

As a result, cash decreased by $31,892 during the nine month period ended September 30, 2016. The Company had cash of $70,926 as of September 30, 2016. It will not be necessary for the Company to raise additional capital to continue its business activities in 2016.

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

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

On June 16, 2016 Butte Highlands Mining Company (“Butte”) entered into a Letter of Intent (“LOI”) with Interlok Key Management, LLC, a Texas limited liability company. Pursuant to the terms of the LOI, Butte will acquire one hundred percent (100%) of the Interests of INTERLOK (the “Acquisition”). The consideration for the Acquisition shall be the issuance by Butte Highlands to the INTERLOK members, including the shares issued to brokers and finders in connection with the Transaction, such number of shares of Butte Highlands as shall be equal to ninety-five percent (95%) of the outstanding shares of Butte Highlands at closing. The parties agreed to use their best efforts to enter into a definitive Share Exchange Agreement no later than July 15, 2016. That date was revised to October 17, 2016 and subsequently revised to December  1, 2016. At closing, the current directors of Butte will serially resign and be replaced by persons nominated by the management of Interlok.

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

BUTTE HIGHLANDS MINING COMPANY

By:     /s/ Paul Hatfield

Paul Hatfield, President and Director

Date:  November 4, 2016

By         /s/ Paul Hatfield

Paul Hatfield, Principal Accounting Officer

Date:  November 4, 2016