Form 10-K
period 2016-12-31
IRONCLAD ENCRYPTION Corp
filed 2017-03-31
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53662

IRONCLAD ENCRYPTION CORPORATION

(Exact name of registrant as specified in its charter)

(Formerly known as Butte Highlands Mining Company)

NEVADA	81-0409475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

777 S. Post Oak Lane, Suite 1700, Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (888) 362-7972

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Class A Common Stock, $0.01 par value per share

(Titles of Classes)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  ☐ ¨ Yes  ☒    x No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ¨☐ Yes   ☒ No

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ¨☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company.   x Yes   ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $227,829. For purposes of this disclosure, shares of stock held by persons who hold more than 5% of the outstanding shares of common stock, and shares held by officers and directors of the Registrant have been excluded, because such persons may be deemed to be affiliates.

On March 27, 2017, the number of outstanding shares of the Registrant’s $0.001 par value Class A Common Stock was 66,741,579; and the number of outstanding shares of the Registrant’s $0.001 par value Class B Common Stock was 1,538,872.

IRONCLAD ENCRYPTION CORPORATION

FORM 10K

December 31, 2016

Table of Contents

PART I

3

Item 1.  Description of Business

3

Item 1A. Risk Factors

4

Item 1B. Unresolved Staff Comments

4

Item 2.  Properties

4

Item 3.  Legal Proceedings

4

Item 4.  Mine Safety Disclosures

4

Item 5.  Market for Common Equity and Related Stockholder Matters

4

Item 6.  Selected Financial Data

4

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

5

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

22

PART IV

23

Item 15.  Exhibits

23

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

History

Ironclad Encryption Corporation, an encryption technology company, as of February 22, 2017 incorporated in the State of Nevada, is formerly known as Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana. Butte ceased significant operations in 1942.

In 2009 Butte registered its shares under the Securities Exchange Act of 1934 (the “Exchange Act”) for the purpose of becoming a reporting company. The Company’s shares then became listed on the OTCQB.

On January 6, 2017, Butte entered into a Share Exchange Agreement with owners of InterLok Key Management, Inc., a Texas corporation wherein it agreed to issue 56,655,891 restricted shares of our common stock in exchange for 100% of the outstanding shares of InterLok Key Management, Inc. common stock.  InterLok Key Management, Inc. is engaged in the business of developing and licensing its patented key based encryption methods.  On January 6, 2017, Butte completed its Share Exchange Agreement with the owners of InterLok, and issued 56,655,891 restricted shares of our common stock to 29 persons and/or entities in exchange for all of the outstanding shares of InterLok Key Management, Inc. common stock. Immediately following completion of the share exchange agreement, the new Board changed the Company name to Ironclad Encryption Corporation, moved the Company from Delaware to Nevada, and changed the stock symbol to IRNC from BTHI.

Employees

At December 31, 2016 Butte had no employees and utilized the services of outside consultants and contractors to provide additional services to the Company.  The Company’s President served without compensation.

Upon execution of the share exchange agreement on January 6, 2017 with InterLok Key Management, Inc. the Board appointed a President, Chief Technology Officer, Vice President of Operations, Vice President of Planning, Vice President of Sales and Vice President of Legal. These are full-time and part-time positions. The company continues to utilize the services of outside consultants and contractors to provide additional services.

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

Item 1B. Unresolved Staff Comments

Not applicable, as the Company is a smaller reporting company, and is not required to provide the information required by this item, however there were no unresolved staff comments during the year ended December 31, 2016.

Item 2.  Properties

The Company does not hold an interest in any properties.

Item 3.  Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

Item 5.  Market for Common Equity and Related Stockholder Matters

a)   Market Information .  Our Class A Common Stock is quoted in the over-the-counter market on OTCQB with the symbol IRNC, previously BTHI. The following table sets forth the range of high and low bid prices for the years ended December 31, 2016 and 2015.  These bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2016		2015
	High	Low	High	Low
First Quarter	$0.31	$0.31	$0.51	$0.51
Second Quarter	1.00	0.31	0.51	0.51
Third Quarter	0.52	0.38	0.51	0.40
Fourth Quarter	0.52	0.51	0.40	0.31

b)   Holders of Record .  As of March 27, 2017, there were approximately 170 holders of record of the Company’s Class A Common Stock, and 727 holders of record of the Company’s Class B Common Stock.

c)   Dividends .  The Company has paid no dividends and has no plans to pay dividends in the foreseeable future, even if funds are available, as to which there is no assurance.  There are no restrictions on the Company's ability to pay dividends.

Item 6. Selected Financial Data

Not applicable

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year ended December 31, 2016 compared to year ended December 31, 2015.

Result of Operations

During 2016, the Company had net loss of $39,733 compared to a net loss of $32,750 during 2015.  This loss, which represents increase loss of $6,983over the year ended December 31, 2015 is primarily due to increase in professional fees in the amount of $768 and general and administrative expenses in the amount of $6,224.

Total operating expenses decreased to $39,733 in 2016 from $32,741 in 2015.  The difference is due to increases in professional fees and general and administrative expenses.

For 2016, the Company had net other income of $0 from interest expense compared to net other (loss) of ($9) from interest income during 2015.

Liquidity and Capital Resources

The Company’s working capital at December 31, 2016 was $58,870 compared to working capital of $98,603 at December 31, 2015. Working capital decreased primarily because the Company only had no income in 2016 to offset its operating expenses.

Net cash used in operating activities was $42,694 in 2016 compared with $28,534 in 2015.

Cash flow from investing activities was zero in 2016, remaining unchanged from 2015.

Cash flow from financing activities was zero in 2016, remaining unchanged from 2015.

As a result, cash decreased by $42,694 in 2016. The Company had cash of $60,125 as of December 31, 2016.

The Company estimates that the annual costs associated with being a reporting public company will be approximately $40,000. This amount is comprised of accounting fees of approximately $15,000 and legal fees of $25,000.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We lack an operating history, have never had more than nominal revenues, have no current prospects for significant future revenues, and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on May 1929 for the purpose of mining.  On January 6, 2017, we completed an exchange of restricted shares of our common stock for 100% of the capital stock of InterLok Key Management, Inc. a Texas corporation and changed our business focus from mining to patented encryption technology.  We have no operating history upon which an evaluation of our future success or failure can be made. Losses are a result of the issuance of stock and, incorporation, legal and accounting. We have never had revenues and we do not have any current prospects for future revenues. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*

our ability sell encrypted software and hardware

*

our ability to generate revenues from the sale of encrypted software and hardware

*

our ability to reduce development costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and development of encryption applications. As a result, we may not generate revenues in the future. Failure to generate revenues could cause us to suspend or cease operations.

Because we are small and do not have much capital, we may have to limit our development activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our development activity. As such we may not be able to complete a software and hardware program that is as thorough as we would like. Therefore, we have not considered and will not consider any activity beyond our current patented technology.

Because our Chief Technology Officer has other outside business activities he will only be devoting 30% of his time or approximately twelve hours per week to our operations.

Risks associated with the Company:

Because our officers and directors will own more than 50% of the outstanding shares they will control the company and will be able to decide who will be directors.  As a result you may not be able to elect any directors.

Total shares following the merger:  59,637,780

Need for substantial additional capital.

We are in need of additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. In order to fully implement our plan of operation, it will be necessary to raise at least an additional $750,000.  There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience dilution. If we are unsuccessful in raising such additional capital, you could lose your entire investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulation Authority (FINRA) has adopted rules that apply to broker/dealers in recommending an investment to a customer. The broker/dealers must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend our common stock to their customers, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing our stockholder’s ability to resell shares of our common stock.

Our future sales of our common shares could cause our stock price to decline.

There is no restriction on our ability to issue additional shares. We cannot predict the effect, if any, that market sales of our common shares or the availability of shares for sale will have on the market price prevailing from time to time. Sales by us of our common shares in the public market, or the perception that our sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

The market price of our common stock may be volatile.

The trading price of our common stock may be highly volatile and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

*

fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

*

changes in estimates of our financial results or recommendations by securities analysts;

*

failure of any of our products to achieve or maintain market acceptance;

*

changes in market valuations of similar companies;

*

significant products, contracts, acquisitions or strategic alliances of our competitors;

*

Success of competing products or services;

*

changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

*

regulatory developments;

*

litigation involving our company, our general industry or both;

*

additions or departures of key personnel;

*

investors’ general perception of us; and

*

changes in general economic, industry and market conditions.

Item 8.  Financial Statements

802 N. Washington St.

Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Ironclad Encryption Corporation

(f/k/a Butte Highlands Mining Co.)

We have audited the accompanying balance sheet of Ironclad Encryption Corporation as of December 31, 2016 and 2015 and the related statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Ironclad Encryption Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ironclad Encryption Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and would be dependent upon outside funding, which raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC Spokane, WA

March 31, 2017

IRONCLAD ENCRYPTION CORPORATION (fka BUTTE HIGHLANDS MINING COMPANY) BALANCE SHEETS (Audited)

	December 31	December 31
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$60,125	$102,819
Prepaid expense	110	173
Total Current Assets	60,235	102,992

TOTAL ASSETS	$60,235	$102,992

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,365	$4,389
Total Current Liabilities	1,365	4,389

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized; 1,443,017 shares issued and outstanding	1,443	1,443
Common stock, Class B, $0.001 par value 1,707,093 shares authorized; 1,538,872shares issued and outstanding	1,539	1,539
Additional paid-in capital	269,469	269,469
Accumulated deficit	(213,581)	(173,848)
Total Stockholders' Equity	58,870	98,603

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$60,235	$102,992

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION (fka BUTTE HIGHLANDS MINING COMPANY) STATEMENTS OF OPERATIONS
	Year Ended
	December 31
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	27,813	27,045
Depreciation	-	-
Officers & directors fees	-	-
General and administrative	11,920	5,696
TOTAL OPERATING EXPENSES	39,733	32,741

LOSS FROM OPERATIONS	(39,733)	(32,741)

OTHER INCOME (EXPENSES)
Interest income	-	1
Interest expense	-	(10)
TOTAL OTHER INCOME (EXPENSES)	-	(9)

LOSS BEFORE TAXES	(39,733)	(32,750)

INCOME TAXES
Income tax benefit	-	-
Tax expense	-	-
	-	-

NET LOSS	$(39,733)	$(32,750)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	2,981,889	2,981,889

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION (fka BUTTE HIGHLANDS MINING COMPANY) STATEMENT OF STOCKHOLDERS' EQUITY (Audited)
	Common Stock				Additional		Other	Total
	Class A		Class B		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity

Balance, December 31, 2013	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(101,098)	$-	$171,353

Net income for period ending December 31, 2014	-	-	-	-	-	(40,000)	-	(40,000)

Balance, December 31, 2014	1,327,698	$1,328	1,654,191	$1,654	$269,469	$(141,098)	$-	$131,353

Shares converted from Class B
to Class A	115,319	115	(115,319)	(115)				-

Net income for period ending December 31, 2015	-	-	-	-	-	(32,750)	-	(32,750)

Balance, December 31, 2015	1,443017	$1,443	1,538,872	$1,539	$269,469	$(173,848)	$-	$98,603

Net income for period ending December 31, 2016	-	-	-	-	-	(39,733)	-	(39,733)

Balance, December 31, 2016	1,443,017	$1,443	1,538,872	$1,539	$269,469	$(213,581)	$-	$58,870

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION (fka BUTTE HIGHLANDS MINING COMPANY) STATEMENTS OF CASH FLOWS

	Year Ended
	December 31

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,733)	$(32,750)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	63	(173)
Increase (decrease) in accounts payable	(3,024)	4,389
Increase (decrease) in income tax payable	-	-
Net cash used by operating activities	(42,694)	(28,534)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:	-	-

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(42,694)	(28,534)

Cash, beginning of period	102,819	131,353

Cash, end of period	$60,125	$102,819

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Ironclad Encryption Corporation, formerly Butte Highlands Mining Company (hereinafter “Butte” or “the Company”) was incorporated in May 1929 under the laws of the State of Delaware for the purpose of exploring and mining the Butte Highland’s (Only Chance) Mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing mineral properties.  As of the date of reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings, the Company obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders which could not be located.

As of May 17, 2007 the Company had disposed of all of its historical mineral properties or claims, and reentered the development stage. On January 6, 2017, we changed the focus of our business when we acquired all of the ownership interests of InterLok Key Management, Inc., a Texas corporation engaged in the business of developing and licensing its patented key based encryption methods.

Attempts to safeguard information from unauthorized use have met with limited success. The increasing number of data thefts and security breaches, as well as new and pending legislation is driving many businesses to shift their focus and make data security a top priority.

Stronger encryption is a key component to the overall solution to this problem. InterLok was formed to develop and license a new approach that enhances the strength of today’s key-based encryption methods. Through its patented Dynamic Synchronous Key Management technology, InterLok brings innovation to data encryption security. Its solutions increase the effectiveness of current encryption products. InterLok’s unique design also prevents hacker attacks by providing perpetual authentication for communication sessions. As the next generation data security leader, InterLok technology addresses current market perception of encryption: cost, implementation and human interaction. As of March 28, 2017 InterLok is a wholly owned subsidiary of Ironclad Encryption Corporation.

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

IRONCLAD ENCRYPTION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2016.

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

The Company did not have any assets measured at fair value at December 31, 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred operating losses since inception. As of December 31, 2016, the Company has no financial resources with which to achieve its objectives and obtain profitability and positive cash flows. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $213,581 and the Company's working capital is $58,870. Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, and generate revenue from current and planned business operations, and control costs. The Company is in the development stage and has generated no operating income.

The Company plans to fund its future operations by joint venturing or obtaining additional financing from investors and/or lenders. However there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implication of associated bankruptcy costs should the Company be unable to continue as a going concern.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition .  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 5.

New Accounting Pronouncements

The Company has evaluated the authoritative guidance issued during the year ended December 31, 2016 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

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

IRONCLAD ENCRYPTION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

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

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  At December 31, 2016, the Company had taken no tax positions that would require disclosure under ASC 740.

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

Significant components of the deferred tax assets at an anticipated tax rate of 35% for the periods ended December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Net operating loss carryforwards	215,479	175,750
Deferred tax asset	75,418	61,500
Valuation allowance for deferred asset	(75,418)	(61,500)
Net deferred tax asset	-	-

At December 31, 2016, the Company has net operating loss carryforwards of approximately $215,480 which will begin to expire in the year 2032. The change in the allowance account from December 31, 2015 to December 31, 2016 was $13,920.

IRONCLAD ENCRYPTION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2016

NOTE 6 – SUBSEQUENT EVENTS

On January 6, 2017, we entered into a Share Exchange Agreement with owners of InterLok Key Management, Inc., a Texas corporation wherein we agreed to issue 56,655,891 restricted shares of our common stock in exchange for 100% of the outstanding shares of InterLok Key Management, Inc. common stock.  InterLok Key Management, Inc. is engaged in the business of developing and licensing its patented key based encryption methods.  On January 6, 2017, we completed our Share Exchange Agreement with the owners of InterLok, and issued 56,655,891 restricted shares of our common stock to 29 persons and/or entities in exchange for all of the outstanding shares of InterLok Key Management, Inc. common stock. Immediately following completion of the share exchange agreement, the new Board changed the Company name to Ironclad Encryption Corporation, moved the Company from Delaware to Nevada, and changed the stock symbol to IRNC from BTHI.

On January 16, 2017, the Delaney Equity Group, LLC received 75,000 shares of restricted Class A Common Stock at a base value of $0.15 per share, and options to purchase 75,000 shares of Class A Common Stock at $0.75 per share over a three year period, as part of a compensation package for brokerage services.

On January 20, 2017 as previously reported on Form 3A these Ironclad Officers received the following Class A Common stock options at a purchase price of $0.15 per share that vest on January 6, 2018:

•

JD McGraw, President:  1,000,000 shares per year over four years, for a total of 4,000,000 shares.  And, a performance based option to purchase 10,000,000 shares at $0.15 per share if the stock price reaches $15 per share.

•

Daniel Lerner, Chief Technology: 1,000,000 per year over three year, for a total of 3,000,000 shares.

•

Jeff Barrett, Vice President of Planning:  250,000 per year over four years, for a total of 1,000,000 shares.

•

Len Walker, General Council: 250,000 shares per year over four years, for a total of 1,000,000 shares.

On January 31, 2017, Ironclad issued a Private Placement Memorandum (PPM) to accredited investors to sell up to 9,333,334 shares of the Company’s $0.001 par value restricted Class A Common Stock at a price of $0.15 per share and raise up to $1,400,000.  As of March 27, 2017, 8,317,671 the shares have been sold to 31 investors.  The PPM is expected to close on March 31, 2017.

On January 31, 2017, per the terms of the Share Exchange Agreement on January 6, 2017, Paul Hatfield received 250,000 shares of restricted Class A Common Stock at a base value of $0.03 per share, options to purchase 350,000 shares of Class A Common Stock at $0.15 per share over a two year period, and $25,000 in cash.

On February 1, 2017, Halliburton Investor Relations received options to purchase 100,000 shares of Class A Common Stock at $0.15 per share over a three year period, as part of a compensation package for investor relations services.

On March 13, 2017, Lisa Morgan, an Ironclad Encryption writing consultant, received options to purchase 100,000 shares of Class A Common Stock at $0.15 per share over a four year period at 25,000 shares per year, with an option period of twenty-four months.

On March 15, 2017, two convertible notes, each in the amount of $30,000 were converted to 200,000 shares of restricted Class A Common Stock at $0.15 per share. The total 400,000 shares are accounted for in the above mentioned PPM offering. As well, the two owners of the convertible notes were each granted options to purchase 250,000 shares of Class A Common Stock at a purchase price of $0.15 until August 9, 2018.

On March 21, 2017, Mendy Ouzillou, an Ironclad marketing consultant received options to purchase 20,000 shares of Class A Common Stock at $0.15 per share over a three year period.

All related financial information for the year ended December 31, 2016 for the private company, InterLok Key Management, Inc. is contained in a corresponding amended 8K dated March 29, 2017.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of the Chief Executive Officer/ Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers:

As of December 31, 2016 are as follows:

Name	Age	Affiliation with Registrant	Expiration of Term
Paul A. Hatfield	54	President, Director , Principal Acctg Officer	Annual meeting
Susan Ann Robinson-Trudell	56	Vice President, Director	Annual meeting
Doris Marie Prater	91	Secretary, Director	Annual meeting

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

As of March 10, 2017 are as follows:

In connection with the Share Exchange, our current directors agreed to resign and be replaced by nominees of Interlok. Doris Marie Prater resigned and Jeff B. Barrett was appointed to fill that vacancy. Thereafter, Susan Ann Robinson-Trudell resigned and James D. McGraw was appointed to fill that vacancy. Paul Hatfield resigned and Gregory B. Lipsker was appointed to fill the final vacancy on the Board of Directors. The resignations of Doris Marie Prater, Susan Ann Robinson-Trudell and Paul Hatfield as directors and the subsequent appoint of a new board of directors became effective on January 16, 2017 upon the conclusion of the 10-day period that followed the date on which an Information Statement on Schedule 14f-1 was filed with the Securities and Exchange Commission (“SEC”) and transmitted to our Class A Common Stock stockholders of record on the effective date of the Share Exchange Agreement, January 6, 2017.

Name and Address	Age	Affiliation with Registrant	Expiration of Term
Jeff Barrett	59	Vice President of Planning and Director	Annual Meeting
Greg Lipsker	66	Director	Annual Meeting
J. D. McGraw	58	CEO/President and Director	Annual Meeting
Daniel Lerner	62	Chief Technology Officer	Annual Meeting
Miguel Yanez	44	Vice President of Sales, Latin America	Annual Meeting
Dan Dinhoble	51	Vice President of Operations	Annual Meeting
Len Walker	46	Vice President of Legal	Annual Meeting

Business Experience of Directors and Executive Officers

Jeff B. Barrett has an entrepreneurial background including a twenty-year track record founding and operating a high-end custom electronics sales and installation company.  He gained extensive experience in sales, marketing, management, research, analyzing, and budgeting as the owner and operator of a successful business. During the previous five years Mr. Barrett has been engaged in management consulting for commercial and residential security.

J.D. McGraw is the co-founder of Nova Biosource Fuels, Inc. and served as its President and as a Board Member.  Mr. McGraw addressed venture capital and investment funding needs for Nova and provided knowledge and experience with the intricacies of taking companies public. Mr. McGraw has administered services to over 150 companies including Adtec Digital, American Rice, Blockbuster Video, Chuck E. Cheese, Dryper, DataVan, International Recovery, Republic Industries and Swift Energy. Over his twenty-five-year career, he has held posts as founder, CEO and President in a wide range of business sectors and development, including oil and gas and computer technology, and has experience in large-scale roll-ups. Mr. McGraw holds a Secret security clearance.

Greg Lipsker is a graduate of the Georgetown University Law Center. For 35 years Mr. Lipsker practiced law specializing in corporate transactions and securities law, focusing on junior mineral exploration companies. For more than the past five years Mr. Lipsker’s principal occupation has been as the owner/winemaker of Barrister Winery in Spokane, Washington. During that period Mr. Lipsker’s legal practice has been limited to serving as legal counsel to Butte Highlands Mining Company.

Daniel Lerner serves as Chief Technology Officer for Teledrill Inc., and is responsible for all aspects of technology, including design, engineering, production and field testing. Mr. Lerner has t experience as a developer of technological products, electronics, computer software, and network security services and is an experienced leader of multi-disciplinary teams in the technology industry. He has architected data acquisition and signal processing systems and patented, designed and implemented ultra-high security data encryption. Mr. Lerner’s previous experience as Senior Applications Engineer for Teradyne, primarily servicing Texas Instruments, included electronic design, system program administration and sales assistance for a $1.5 billion semiconductor production test equipment manufacturer. He received a BSEE and MSEE from La Salle University.

Dan Dinhoble currently serves as chief operating officer for Wisegate, a private professional advisory and IT security network. Mr. Dinhoble brings over twenty years of experience in product execution, managing teams and marketing products. He directed a company start-up, adding over 150 customers in the first year and successfully driving development of platform extensions. His career includes managing virtualization alliances with Microsoft, VMware, and Citrix for Oracle Corporation and leading a 40 million dollar acquisition and integration of an enterprise role management vendor for Sun Microsystems.  Mr. Dinhoble earned a BS from Texas A&M University and an MBA from The University of Texas.

Miguel Yanez brings a background of executive leadership with inveterate experience in the fields of national security operations and international diplomacy, global relationship building, personnel management, and military/police training. As a prior Naval Commando and lead bilingual undercover officer with the Houston Police Department, he is experienced in counterterrorism operations, from asymmetrical warfare to developing operating procedures for American allies, and has held high level security posts such as protecting the presidents of Iraq and newly elected prime ministers.  Mr. Yanez has industry experience in cybersecurity and has conducted operations in various troubled spots worldwide. He attended Texas Tech University and the University of Houston.

Len Walker is the president and founder of Legacy Rock Corporation, a construction and services company focused on government opportunities.  Mr. Walker specializes in drafting government contracts and coordinating financial and legal agreements.  A former Marine Corps officer and helicopter pilot, he flew 3,000 hours and served five combat tours in Afghanistan and Iraq.  He was awarded the Meritorious Service Medal and Air Medal with 10 Strike Flights.  He completed his 20 year career as the Executive Officer and Chief-of-Staff of a Marine Corps squadron, second in command of a 200-person organization with nine aircraft and $100 million in equipment.  As the Security Manager, he was responsible for maintaining and safeguarding all classified material and equipment, as well as initiating and revoking security clearances. Mr. Walker earned a BBA from Baylor University, a JD from South Texas College of Law, and holds a Top Secret security clearance.

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

Item 11. Executive Compensation

No directors’ fees were paid during the years ended December 31, 2016 and December 31, 2015. No officers were compensated by the Company for the years ended December 31, 2016 and December 31, 2015. As of December 31, 2016 the Company provided no stock options, warrants, or stock appreciation rights, and there were no employment contracts, incentive pay agreements or outstanding options with any officer or director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Security ownership of certain beneficial owners, and (b) Security Ownership of Management:

At December 31, 2016 one person of record owned more than 5% of the Company's Class A Common Stock as follows:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
(1) Based upon 1,327,698 total Class A Common Shares outstanding at April 8, 2015

(b)  Security Ownership of Management:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Class A Common	Paul A. Hatfield	875,566 direct	65.95
Class A Common	Susan Ann Robinson-Trudell	14,000 direct	1.05
Class A Common	Directors and Executive Officers as a Group (2)	889,566 direct	67.00
(1) Based upon 1,327,698 total Class A Common Shares outstanding as of March 30, 2016 (2) Three individuals

At March 10, 2017 these Directors and Officers owned the Company's Class A Common Stock as follows:

Name of		Number of	Percentage of
Beneficial Owner (1)	Position	Shares	Ownership(1)

Jeff Barrett	Vice President of Planning	15,900,000	26.66%

Greg Lipsker	Director	250,000.42%

J. D. McGraw	CEO/President	23,531,081(2)	39.46%

Daniel Lerner	Chief Technology Officer	5,000,000	8.38%

Miguel Yanez	Vice President of Latin America	550,000	0.92%

Dan Dinhoble	Vice President of Operations	50,000.08%

Len Walker	Vice President of Legal	150,000.25%

All officers and directors as a group
(7 individuals)		45,431,081	76.17%

(1) Based upon 59,637,780 Class A and Class B Common Shares outstanding after Share Exchange

(2) Includes options to acquire up to 500,000 shares from Paul Hatfield, a former Director and President of the Registrant

(c)  No arrangements are in place for a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions

In a related agreement, on June 20, 2016 Paul Hatfield entered into a Stock Purchase Agreement with JD McGraw, of Houston, Texas.  Mr. McGraw was instrumental in negotiating the LOI. Pursuant to the terms of the Stock Purchase Agreement, Mr. McGraw, or his assigns, have been granted the right to purchase from Mr. Hatfield a maximum of Five-Hundred Thousand (500,000) Shares at a price of $0.15 per share. The Stock Purchase Agreement is effective for a period of twenty-four (24) months commencing upon the closing of the transaction contemplated by the LOI.

Neither JD McGraw nor Jeff Barrett are independent directors. Greg Lipsker is the only independent member of the Board of Directors.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2016 and 2015 were $19,000 and $16,000 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

During the last two fiscal years, the Company incurred $1135 in 2016 and $950 in 2015 for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning.

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

PART IV

Item 15.  Exhibits

		Incorporated by reference
Exhibit	Document Description	Form	Date Filed	Exhibit Number	Filed herewith

2.1	Share Exchange Agreement between Butte Highlands Mining Company and InterLok Key Management, Inc.	8-K	1/06/17	10.1

3.1	Articles of Incorporation Butte Highlands, Inc.	10-Q	5/04/09

3.2	Bylaws of Butte Highlands, Inc.	10-Q	5/04/09

3.3	Certificate of Amendment to Articles of Incorporation (Delaware)	8-K	1/12/17	3,1

3.4	Certificate of Conversion from Delaware	8-K	2/13/17	3.1

3.5	Aritles of Incorporation (Nevada)	8-K	2/13/17	3.2

14.1	Code of Ethics (Included in 10-K period ending December 31, 2009).	10-K	4/09/10	14.1

21.1	Subsidiaries	10-K	3-31-17		X

23.1	Consent of Accountants for Butte Highlands, Inc.	8-K	1/06/17	23.1

23.2	Consent of Accountants for InterLok Key Management, Inc.	8-K/A	3-31-17	23.3

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a)				X

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a)				X

32.1	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X

32.2	Certification Required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350				X

99.1	Specimen Stock Certificate of Butte Highlands, Inc.	8-K	1/06/17	99.5

99.2	Audited Financial Statements of InterLok Key Mgmt, Inc (12-31-16)	8-K/A	3/31/17	99.9

99.3	Unaudited Pro Forma Condensed Financials (12-31-16)	8-K/A	3/31/17	99.10

101.INS:	XBRL Instance Document				X

101.SCH:	XBRL Taxonomy Extension Schema Document				X

101.CAL:	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF:	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB:	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE:	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRONCLAD ENCRYPTION CORPORATION

(Registrant)

    /s/ James D. McGraw

By :

James D. McGraw

President (Principal Executive Officer) and Principal Financial Officer

Date:  March 31, 2017

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ James D. McGraw

By :

James D. McGraw

Director and President (Principal Executive Officer) and Principal Financial Officer

Date:  March 31, 2017

     /s/ Jeff B. Barrett

By :

Jeff B. Barrett

Director

Date:  March 31, 2017

      /s/ Greg Lipsker

By:

Greg Lipsker

Director

Date:  March 31, 2017

24