Form 10-Q
period 2017-03-31
IRONCLAD ENCRYPTION Corp
filed 2017-05-22
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

■  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

OR

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number:     000-53662

IRONCLAD ENCRYPTION CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 S. Post Oak Lane, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(888) 362-7972

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    YES ■  NO  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ■  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer □		Accelerated filer	□
Non-accelerated filer □	Do not check if a smaller reporting company)	Smaller reporting company	■
		Emerging Growth Company	□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □ No ■

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the close of business on May 6, 2017, there were 65,908,195 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

Table of Contents

PART I. FINANCIAL INFORMATION

  3

Item 1. Financial Statements (Unaudited)

  3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risks

15

Item 4.  Control and Procedures

15

PART II – OTHER INFORMATION

16

Item 1.  Legal Proceedings

16

Item 1A.  Risk Factors

16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.  Defaults Upon Senior Securities.

18

Item 4.  Mine Safety Disclosures

18

Item 5.  Other Information.

18

Item 6.  Exhibits

19

SIGNATURES

20

Index to Exhibits

21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY (Previously named Butte Highlands Mining Company) CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2017	2016
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$713,784	$50,682
Total current assets	713,784	50,682

Other assets
Patents, net	60	68

Total assets	$713,844	$50,750

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$13,438	$-
Accrued interest	6,366	4,142
Accrued expense	2,000	12,538
Advances payable to related party	-	10,662
Total current liabilities	21,804	27,342

Other liabilities
Convertible debt	-	210,000

Commitments and contingencies	-	-

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 500,000,000 shares authorized 65,667,862 and 56,655,891 shares issued and outstanding, respectively	65,668	56,656
Common stock, Class B, $0.001 par value 1,707,093 shares authorized 1,538,872 and 0 shares issued and outstanding	1,539	-
Additional paid-in capital	3,102,687	31,900
Subscriptions receivable	(45,710)	(81,481)
Accumulated deficit	(2,432,144)	(193,667)
Total stockholders' equity (deficit)	692,040	(186,592)

Total liabilities and stockholders’ equity	$713,844	$50,750

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY (Previously named Butte Highlands Mining Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$-	$-

Operating expenses
Professional fees	38,688	-
Amortization	8	8
Officer and directors fees	668,046	-
General and administrative	1,524,446	2,544
Product development cost	5,093	-
Total operating Expenses	2,236,281	2,552

Loss from operations	(2,236,281)	(2,552)

Other income (expense)
Interest income	94	-
Interest expense	(2,290)	-
Total other income (expense)	(2,196)	-

Loss before taxes	(2,238,477)	(2,552)

Income taxes
Income tax benefit	-	-
Tax expense	-	-
Total income taxes	-	-

Net loss	$(2,238,477)	$(2,552)

Net loss per common share, basic and diluted	$(0.04)	$(2.55)

Weighted average number of common stock shares (in 2017) or member units (in 2016) outstanding, basic and diluted	63,797,226	1,000

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY (Previously named Butte Highlands Mining Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,238,477)	$(2,552)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	8	8
Common stock issued for services	11,250	-
Common stock issued for financing fees	7,500	-
Stock options issued for services	1,305,565	-
Stock options issued for officers and directors	622,046	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	13,439	-
Increase (decrease) in accrued expense	(11,903)	-
Increase (decrease) in accrued interest	2,223	-
Net cash used by operating activities	(288,349)	(2,544)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Advances payable to related party	(10,662)	2,544
Proceeds from issuance of common stock	912,368	-
Cash received from merger	49,745	-
Net cash provided by financing activities	951,451	2,544

Increase (decrease) in cash and cash equivalents	663,102	0

Cash, beginning of period	50,682	-

Cash, end of period	$713,784	$0

Supplemental Cash Flow:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for convertible debt	$150,000	$-

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Recent History, and Description of Businesses-Past and Present

History and Recent Transaction

The “Company” is the term used in these statements and notes to refer to the entity originally incorporated in the State of Delaware back in 1929 and recently reincorporated to the State of Nevada.  The registered name of the Company until early in 2017 was Butte Highlands Mining Company (“Butte”).  The name of the Company has been changed to Ironclad Encryption Corporation (“Ironclad”).

Butte was formed to explore and mine primarily for gold in the Butte Highlands’ “Only Chance” mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing additional mineral properties.  At of the date of the 1996 reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special shareholder meetings, Butte obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders who could not be located.  By May 17, 2007 the Company had disposed of all of its historical mineral properties or claims and eventually became a shell company.

The business focus of the Company was changed early in 2017 and its legal name of registration and state of incorporation were changed to Ironclad to reflect the fundamental change of its business to encryption technology and away from its historical mining activities.  The terms “Company”, “Ironclad” and “Butte” all refer to the same individual corporate entity, but the use of the Ironclad and Butte names is used to refer to different eras of the Company’s long history.  The historical eras generally coincide with the changes in business focus in the first weeks of 2017.

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  At present, InterLok is the one and only subsidiary of the Company and InterLok’s line of business now becomes the main business of the Company on a consolidated basis.

Along with the Company’s change of business came the Company’s adoption of Ironclad Encryption Corporation (and the discontinuance of using the Butte name) as the name of what is now the parent corporation and the change of the state of incorporation to Nevada from Delaware.  The Company also has changed its stock market ticker symbol to “IRNC” from “BTHI” on one of the OTC Markets Group over-the-counter markets, OTCQB, where the Company’s shares have been and continue to be traded.

Description of Businesses—Present and Past

InterLok Key Management, Inc. (formerly InterLok Key Management, LLC) is a company in the business of developing and licensing the use of software technology that encrypts data communications.   Information and data is safeguarded from unauthorized access and its use is securely protected by perpetual authentication through the use of a single-key, dynamic synchronization of authentications keys. InterLok was formed in Texas on June 12, 2006 and incorporated ten years later on June 16, 2016.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 6, 2017 InterLok entered into a Share Exchange Agreement ("Share Exchange") with Butte Highlands Mining Company.  Under the terms of the agreement, the shareholders of InterLok Key Management Inc. exchanged all 56,655,891 outstanding shares of InterLok’s common stock for 56,655,891 shares of Class “A” common stock of Butte Highlands Mining Company. Upon completion of the Share Exchange, the state of incorporation was moved to the State of Nevada and the Butte name was changed to Ironclad Encryption Corporation.

The Share Exchange was treated as a “reverse merger” with InterLok Key Management Inc. deemed--for accounting recognition purposes--the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the substantive continuation of the operations and thus the financial statements of InterLok Key Management Inc., while the capital structure (in terms of authorized preferred and common stock) of Butte Highlands Mining Company remains intact.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of Ironclad and its one subsidiary which is wholly-owned.  All intercompany accounts and transactions have been eliminated in consolidation.  The foregoing unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements and the rules of the Securities and Exchange Commission.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s interim consolidated financial statements. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2017, the Company has limited financial resources with which to achieve its objectives and obtain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $2,432,144 and the Company's working capital (current assets minus current liabilities) is $691,980.

Achievement of the Company's objectives will be dependent upon the ability to obtain additional financing, to generate revenue from current and planned business operations, and to control operating and capital costs. The Company is in a development stage and has generated no operating revenue, profits or positive cash flows from operations.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company plans to fund its future operations by potential sales of its common stock.  However, there is no assurance that Ironclad will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implication of associated bankruptcy costs should Ironclad be unable to continue as a going concern.

Fair Value Measures

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at March 31, 2017 and at December 31, 2016.

The standards under ASC 820 define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•

Level 1.  Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3.  Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value other than cash at March 31, 2017 and at December 31, 2016.

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis amounts of assets and liabilities and their financial reporting amounts at each period-end.  A valuation allowance is recorded against deferred tax asset amounts if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 7.

Note 3 – Patents

Patents are as follows:

	March 31, 2017	March 31, 2016

Patents	$ 398	$ 398
Less accumulated amortization	(338)	(308)
Patents, net	$ 60	$ 90

Amortization expense for intangible assets during the three month periods ended March 31, 2017 and 2016 was $8, respectively. The three patents expire in 2017, 2018 and 2021, respectively.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 - Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At March 31, 2017 and 2016, the Company had $463,784 and $0 in excess of the FDIC insured limit.

Note 5 – Related Party Transaction

The Company paid $10,662 for 2016 advances payable and $5,338 in consulting fees to Eagle Mountain 21, LLC, an entity owned by an officer of the Company, during the period ended March 31, 2017.

Note 6 – Convertible Notes Payable

On August 8, 2016, InterLok issued two 5% convertible senior promissory notes for a principal amount of $30,000 each and, on August 16, 2016, issued one 5% convertible senior promissory note for $150,000 for an aggregate principal amount of $210,000.  Interest costs accrue on the unpaid principal balances at five percent (5%) annually until the principal amount and all interest accrued thereon are paid at the earlier of 1) the maturity date two years later on August 8, 2018 or August 16, 2018, respectively, or 2) on the conversion of the notes into shares of common stock at a price equal to a conversion price of $0.15 per share.

The notes automatically convert into shares of common stock at a conversion price of $0.15 per share, subject to adjustment under certain circumstances in the event of an acquisition transaction or a public offering event.  The Company could not enter into an acquisition or public offering event without the prior written approval of any of the note holders.  If any holder declined to provide approval for an acquisition transaction or public offering, the Company may immediately prepay the entire outstanding principal amounts and accrued interest amounts on the notes.  Two of the notes contained the option to purchase additional shares of common stock.

During the period ended March 31, 2017, the principal balances of all three 5% convertible senior promissory notes were converted into 1,400,000 shares of Class A common stock.  Accrued interest amounts on the notes were paid in cash subsequent to March 31, 2017.

Note 7 – Common Stock

Immediately prior to the Share Exchange Agreement, there were 1,443,017 Class A and 1,538,872 Class B shares outstanding in Butte.  Class A and Class B shares have identical rights, they are separate classes based on the need to distinguish “lost” or “unidentifiable” shareholders, i.e. Class B shares – see the history above for explanation.

During the three month period ended March 31, 2017, the Company issued 5,843,954 shares of its Class A common stock at $0.15 per share for cash in the amount of $876,597 ($35,343 of which was only subscribed and still receivable at March 31, 2017), and 75,000 shares at $0.15 per share for services in the amount of $11,250.

Additionally, the three convertible note holders converted $210,000 into 1,400,000 shares of Class A common stock, and 250,000 shares were issued pursuant to the Share Exchange Agreement at $0.03 per share.  Also, subscriptions receivable that were outstanding at December 31, 2016 were collected in the amount of $71,114.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Income Taxes

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

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the deferred tax asset amounts at an anticipated tax rate of 35% for the periods ended March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Net operating loss carryforwards	$ 504,533	$ 193,667

Deferred tax asset	$ 176,587	$ 67,780
Valuation allowance for deferred asset	(176,587)	(67,780)
Net deferred tax asset	$ -	$ -

At March 31, 2017, the Company has net operating loss carryforwards of approximately $504,530 which will begin to expire in the year 2033. The increase in the allowance account amount from December 31, 2016 to March 31, 2017 was $108,807

The Company has not identified any aggressive tax positions.

Note 9 – Share Exchange Agreement

On January 6, 2017, the Company entered into a Share Exchange Agreement with InterLok Key Management, Inc. wherein Butte agreed to issue 56,655,891 restricted shares of Butte’s common stock in exchange for 100% of the outstanding shares of InterLok Key Management, Inc. common stock.  InterLok Key Management, Inc. is engaged in the business of developing and licensing its patented key-based encryption methods.

On January 6, 2017, Butte completed its Share Exchange Agreement with the owners of InterLok, and issued 56,655,891 restricted shares of Butte’s common stock to 29 persons and entities in exchange for all of the outstanding shares of InterLok Key Management, Inc.’s common stock. Immediately following completion of the share exchange agreement the Company’s new board of directors elected, through a series of board resolutions and regulatory filings, to change the Company’s name to Ironclad Encryption Corporation from Butte, to move the Company to Nevada from Delaware, and to change its stock trading symbol to IRNC from BTHI.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Share Exchange was treated as a reverse merger with InterLok Key Management Inc. deemed, for accounting recognition purposes, the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting. The reverse merger is deemed a recapitalization and the unaudited pro forma consolidated financial statements represent the substantive continuation of the operations and thus the financial statements of InterLok Key Management Inc., while the capital structure (with respect to authorized, issued and outstanding shares of preferred and common stock) of Butte Highlands Mining Company--now using the name Ironclad--remains intact.

Note 10 – Stock Options

During the three month period ended March 31, 2017, the Company granted 1,145,000 stock options for services, and contractual obligations associated with the conversion of senior convertible notes valued at $1,305,565 as well as  9,000,000 stock options to officers of Ironclad valued at $622,045. Of the 10,145,000 options awarded, 1,045,000 vested immediately and were fully expensed in the three month period ended March 31, 2017, the remaining 9,883,470 vest periodically over the next three years and will be expensed as they vest.

The fair value of stock options is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option based on its terms and conditions. The following table summarizes the assumptions used to estimate the fair values of the options:

Number of Options	Date Issued	Stock Price	Exercise Price	Risk-free Interest Rate	Volatility	Life of Option in years
75,000	01/16/17	$1.27	$0.75	1.54%	226.01%	3.00
6,000,000	01/20/17	$1.30	$0.15	1.54%	220.00%	3.00
3,000,000	01/20/17	$1.30	$0.15	1.54%	220.00%	4.00
350,000	01/31/17	$1.01	$0.15	1.19%	132.84%	1.93
100,000	02/01/17	$1.01	$0.15	1.22%	134.90%	2.00
100,000	03/13/17	$1.35	$0.15	1.40%	144.84%	2.00
500,000	03/15/17	$1.63	$0.15	1.02%	114.94%	1.40
20,000	03/21/17	$1.50	$0.15	1.54%	233.07%	3.00
10,145,000

Note 11 – Subsequent Events

During the month of April 2017, Ironclad sold an additional 240,333 restricted shares of Class A common stock at $0.15 per share to three accredited investors for $36,050 in cash pursuant to the on-going private placement that was opened on January 30, 2017.  Subsequently, this private placement offering was closed on April 20, 2017.

On April 11, 2017 an independent company advisor exercised Options for 25,000 shares of Class A common stock for $3,750 in cash.

On April 30, 2017 the Company issued Options for 5,000 shares of Class A common stock at Seventy-Five Cents ($0.75) per share to an independent technical advisor.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Forward-looking Information

This report contains “forward-looking statements” within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “plan,” “project,” “anticipate,” “estimate,” “believe,” or “think.” Forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  We assume no duty to update or revise our forward-looking statements based on changes in plans or expectations or otherwise.

As used herein, references to “Company”, “Ironclad,” “Butte”, “we,” “us,” and “our” refer to Ironclad Encryption Corporation and its subsidiary (InterLok Key Management, Inc., “InterLok”) on a consolidated basis.  The terms “Company”, “Ironclad” and “Butte” all refer to the same corporate entity, but the use of the Ironclad and Butte names are used to refer to different eras of the Company’s long history.  The historical eras generally coincide with the changes in business focus in the first weeks of 2017 from its historical mining activities to its current encryption technology activities.

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

Overview

History and Recent Transaction and Changes

The “Company” is the term used in this report to refer to the entity originally incorporated in the State of Delaware back in 1929 and recently reincorporated to the State of Nevada.  The registered name of the Company until early in 2017 was Butte Highlands Mining Company (“Butte”).  The name of the Company has been changed to Ironclad Encryption Corporation (“Ironclad”).

The business focus of the Company was changed early in 2017 and its legal name of registration and state of incorporation were changed to Ironclad to reflect the fundamental change of its business to encryption technology and away from its historical mining activities.  The terms “Company”, “Ironclad” and “Butte” all refer to the same individual corporate entity, but the use of the Ironclad and Butte names are used to refer to different eras of the Company’s long history.  The historical eras generally coincide with the changes in the Company’s business focus in the first weeks of 2017.

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; a privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  At present, InterLok is the one and only subsidiary of the Company and InterLok’s line of business now becomes the main business of the Company on a consolidated basis.  The former directors and officers of InterLok have become the main directors and officers of Ironclad.

Along with the Company’s change of business came the Company’s adoption of Ironclad Encryption Corporation (and the discontinuance of using the Butte name) as the name of what is now the parent corporation and the change of the state of incorporation to Nevada from Delaware.  The Company also has changed its stock market ticker symbol to “IRNC” from “BTHI” on one of the over-the-counter markets, OTCQB, where the Company’s shares have been and continue to be traded.

Description of the Company’s Businesses—Past (as Butte) and Present (as Ironclad)

The original business purpose of the Company, Butte, was to explore and mine the Butte Highland’s (Only Chance) Mine south of Butte, Montana.

Butte was reorganized in October 1996 for the purpose of acquiring and developing additional mineral properties.  As of the date of the 1996 reorganization, stockholders representing approximately 76% of the outstanding common stock could not be located.  In order to obtain the quorum necessary for the special shareholder meetings to approve the reorganization, the Company obtained an order from the Superior Court of Spokane County, Washington which appointed a trustee for the benefit of those stockholders who could not be located.

As of May 17, 2007 the Company, now known as Ironclad, had disposed of all of its historical mineral properties and claims, and once again became a development stage company.  On January 6, 2017, the Company changed the focus of its business away from mining to encryption and information technology when Butte acquired all of the ownership interests of InterLok Key Management, Inc., a Texas corporation.  InterLok Key Management, Inc. had been engaged in the business of developing and licensing its patented key-based encryption methods.

On January 6, 2017, Butte entered into and completed a Share Exchange Agreement with the owners of InterLok Key Management, Inc., wherein Butte agreed to issue 56,655,891 restricted shares of its common stock in exchange for 100% of the outstanding shares of InterLok Key Management, Inc.’s common stock.  As a result of the share exchange InterLok Key Management, Inc. became a wholly-owned subsidiary of Ironclad Encryption Corporation.

InterLok Key Management, Inc. is engaged in the business of developing and licensing its patented key-based encryption methods.  On January 6, 2017, Butte completed its Share Exchange Agreement with the owners of InterLok, and issued 56,655,891 restricted shares of our common stock to 29 persons or entities in exchange for all of the outstanding shares of InterLok Key Management, Inc. common stock.

Immediately following completion of the share exchange agreement, Butte’s new Board of Directors changed Butte’s name to Ironclad Encryption Corporation, reincorporated Butte from the state of Delaware to the state of Nevada and changed Butte’s stock trading symbol as listed on the over-the-counter market, OTCQB, to “IRNC” from BTHI”.

Review of First Quarter and Comparative Results and Liquidity

Results of Operations for the period ended March 31, 2017 compared to the period ended March 31, 2016

During the three month period ended March 31, 2017, the Company had a net loss of $2,238,477 compared to a net loss of $2,552 during the three month period ended March 31, 2016.  This represents an increased net loss of $2,235,925 during the three month period ended March 31, 2017. The increase in net loss is attributable to an increase in costs for general and administrative expenses, officer and director fees, and professional fees during the three month period ended March 31, 2017.  Many of the costs incurred were non-cash and were paid for by issuing Ironclad common stock or stock options.

Liquidity and Capital Resources

The Company’s working capital (current assets minus current liabilities) at March 31, 2017 was $691,980 compared to working capital of $23,340 at December 31, 2016. Working capital increased primarily due to the sale of unregistered common stock of Ironclad.

Net cash used in operating activities was $288,349 during the three month period ended March 31, 2017 compared with $2,544 during the three month period ended March 31, 2016.

Cash flow from investing activities was zero for each of the three month periods ended March 31, 2017 and 2016.

Cash flow from financing activities was $951,451 for the period ended March 31, 2017, compared to $2,544 for the three month period ended March 31, 2016.  The single largest element of the cash flow for the three month period ended March 31, 2017 relates to the cash raised in a private placement of unregistered Ironclad common stock for gross proceeds of approximately $1,086,593.

As a net result of all cash flow activities, cash increased by $663,102 during the three month period ended March 31, 2017.  The Company had cash of $713,784 as of March 31, 2017.  Cash at the beginning of the period at December 31, 2016 was $50,682.

Off-Balance Sheet Arrangements

There are no agreements or understandings, preliminary or otherwise, between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies, We have no debt at March 31, 2017 and thus have no exposure to interest rate risk.  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 4.  Control and Procedures

a)           Evaluation of Disclosure Controls and Procedures

During this first quarter of 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and officer leadership.  As transformed result it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures. This is an evolving process, and leadership continues to update and evaluate our policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of March 31, 2017.

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

b)           Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have continued to improve our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2017.  Since we are a developing company these processes are continually evolving.

Until a comprehensive assessment is completed, the Company cannot and will not assert that its controls and procedures are to be considered as effective.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

  None

Item 1A.  Risk Factors

Risks associated with the Market

We lack an operating history, have never had revenues, have no current prospects for significant future revenues, and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

The Company, formerly named Butte Highlands Mining Company, was incorporated on May 3, 1929 for the purpose of mining.  On January 6, 2017, Butte completed an exchange of restricted shares of Butte’s common stock for 100% of the capital stock of InterLok Key Management, Inc., a Texas corporation, and changed Butte’s business focus from mining to patented encryption technology.  The Company, especially InterLok, has no recent profitable operating history upon which an evaluation of our future success or failure can be made. Losses incurred are a result of costs incurred from the issuance of stock and, re-incorporation between states, and legal and accounting costs. We have never had revenues and we do not have any current prospects for future revenues. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

o

our ability to sell encrypted software licenses and related hardware

o

our ability to generate revenues and cash flows from the sale of encrypted software and hardware

o

our ability to manage development and operating costs.

Based on current plans, we expect to incur operating losses and negative cash flows from operations in future periods. This will happen because the costs and expenses associated with the research and development of encryption applications are likely to exceed modest operating revenues (if any) in the near future.

As a result, we may not generate revenues, profits or positive net cash flows in the future.  Failure to generate revenues or positive cash flows from operating activities could cause us to suspend or cease operations.

Because we are small and do not have much capital, we may have to limit our development activity which may result in a loss of the value of your investment.

Because we are small and do not have much capital, we must limit our development activity. As such we may not be able to complete a software and hardware development program that is as thorough as we would like or as might be expected from potential customers.  Therefore, we have not considered and will not consider any activity beyond developing and generating revenue related to our current patented technology.

Because our Chief Technology Officer has other outside business activities he will only be devoting 70% of his time or approximately thirty hours per week to our operations.

Risks associated with the Company

Because our officers and directors will own more than 50% of the outstanding shares they will control the company and will be able to decide who will be directors.  As a result you may not be able to elect any directors.

Need for substantial additional capital.

We are in need of additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. Monthly cash outflow is approximately $125,000 to support operations, administrative expenses, and the development of products and services.  In order to effectively implement our plan of operation, we will need to raise at least an additional $750,000.

There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience dilution. If we are unsuccessful in raising such additional capital, you could lose your entire investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulation Authority (FINRA) has adopted rules that apply to broker/dealers in recommending an investment to a customer. The broker/dealers must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities such as ours to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities such as ours will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend buying our common stock to their customers and this may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions such buying our common stock. As a result, fewer broker/dealers may be willing to make a market in our common stock, reducing our stockholder’s ability to resell shares of our common stock.

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

o

fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

o

changes in estimates of our financial results or recommendations by securities analysts;

o

failure of any of our products to achieve or maintain market acceptance;

o

changes in market valuations of similar companies;

o

significant products, contracts, acquisitions or strategic alliances of our competitors;

o

Success of competing products or services;

o

changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

o

regulatory developments;

o

litigation involving our company, our general industry or both;

o

additions or departures of key personnel;

o

investors’ general perception of us; and

o

changes in general economic, industry or market conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period beginning January 30, 2017 and ending March 31, 2017 the Company  issued restricted equity securities 1) as part of a private placement to accredited investors to whom the Company sold 7,243,954 shares of Class A common stock for approximately $876,593 in cash, and 2) as part of a conversion to common stock for $210,000 of convertible notes.

During the month of April 2017, as part of the same private placement, the Company sold an additional 240,333 restricted shares of Class A common stock to three accredited investors for $36,050 in cash.  The private placement offering was subsequently closed on April 20, 2017.

The private placement, sale and issuance of the units and common shares were not registered under the Securities Act of 1933, as amended (“Securities Act”), or the securities laws of any state, and are subject to resale restrictions and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from such the registration requirements in accordance with all applicable state securities laws.  The issuances of securities has been determined to be exempt from registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Item 3.  Defaults Upon Senior Securities.

  Not applicable.

Item 4.  Mine Safety Disclosures

  Not applicable:  As of May 17, 2007 the Company had disposed of all of its mineral properties or claims.

Item 5.  Other Information.

  Appointment of Executive Officer

On May 16, 2017 the Board of Directors of Ironclad Encryption Corporation (the “Company”) appointed Mr. David G. Gullickson as the Company’s Vice President of Finance, Treasurer, and Principle Financial and Accounting Officer.  The appointment was effective on the day of the appointment.

  Stock Purchase Agreement Between Historical and New Owners and Officers

In an agreement dated June 20, 2016 and related to the setting up the reverse merger governed by the Share Exchange Agreement (entered into and closed on January 6, 2017), Mr. Paul A. Hatfield, at the time an officer and shareholder of Butte, entered into a Stock Purchase Agreement with Mr. James D. McGraw, of Houston, Texas and now the President of Ironclad.  Mr. McGraw was instrumental in negotiating the Letter of Intent to enter into the Share Exchange Agreement.

Pursuant to the terms of the Stock Purchase Agreement, Mr. McGraw or his assigns were granted the right to purchase from Mr. Hatfield a maximum of five-hundred thousand (500,000) shares of Butte personally owned by Mr. Hatfield at a price of $0.15 per share.  The Stock Purchase Agreement is effective for a period of twenty-four (24) months commencing upon the closing of the Share Exchange Agreement transaction that was contemplated by the Letter of Intent.

Item 6.  Exhibits

Exhibit Number	Description
31.1*

Certification of Principal Executive Officer of Ironclad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial Officer of Ironclad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Principal Executive Officer of Ironclad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2*

Certification of Principal Financial Officer of Ironclad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ironclad Encryption Corporation

(Registrant)

   /s/ James D. McGraw

James D. McGraw

President and Principal Executive Officer

Dated:  May 22, 2017

   /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  May 22, 2017

Index to Exhibits

Exhibit Number	Description
31.1*

Certification of Principal Executive Officer of Ironclad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*

Certification of Principal Financial Officer of Ironclad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*

Certification of Principal Executive Officer of Ironclad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2*

Certification of Principal Financial Officer of Ironclad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*      Filed herewith.

21