Form 10-Q
period 2017-06-30
IRONCLAD ENCRYPTION Corp
filed 2017-08-21
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

■  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

OR

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number:     000-53662

IRONCLAD ENCRYPTION CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway, 777 South Post Oak Lane, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the close of business on August 10, 2017, there were 66,008,195 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

Table of Contents

PART I. FINANCIAL INFORMATION

  3

Item 1. Financial Statements (Unaudited)

  3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures about Market Risks

17

Item 4.  Control and Procedures

17

PART II – OTHER INFORMATION

18

Item 1.  Legal Proceedings

18

Item 1A.  Risk Factors

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities.

20

Item 4.  Mine Safety Disclosures

20

Item 5.  Other Information.

20

Item 6.  Exhibits

21

SIGNATURES

22

Index to Exhibits

23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY (Previously named Butte Highlands Mining Company) CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$250,000	$50,682
Prepaid expenses and deposits	25,000	-
Total current assets	275,000	50,682

Other assets
Patents, net	79,786	68

Total assets	$354,786	$50,750

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$60,284	$-
Accrued interest	103	4,142
Accrued liabilities	177,367	12,539
Advances payable to related party	-	10,662
Total current liabilities	237,754	27,343

Other liabilities
Convertible debt	-	210,000
Total liabilities	237,754	237,343

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, Class A, $0.001 par value, 500,000,000 shares authorized; 66,008,195 and 56,655,891shares issued and outstanding, respectively	66,008	56,656
Common stock, Class B, $0.001 par value, 1,707,093 shares authorized; 1,538,872 and 0 shares issued and outstanding, respectively	1,539	-
Additional paid-in capital	4,604,676	31,900
Subscriptions receivable	-	(81,481)
Accumulated deficit	(4,555,191)	(193,668)
Total stockholders' equity (deficit)	117,032	(186,593)

Total liabilities and stockholders' equity (deficit)	$354,786	$50,750

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY (Previously named Butte Highlands Mining Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Product development costs	327,749	-	332,842	-
General and administrative	294,856	6,690	1,579,661	9,234
Officer and director fees	901,684	-	1,569,730	-
Investor relations	519,409	-	759,050	-
Professional fees	79,573	-	118,261	-
Amortization	7	8	15	15
Total operating expenses	2,123,278	6,698	4,359,559	9,249

Loss from operations	(2,123,278)	(6,698)	(4,359,559)	(9,249)

Other income (expense)
Interest income	232	-	112	-
Interest expense	-	-	(2,076)	-
Total other income (expense)	232	-	(1,964)	-

Loss before taxes	(2,123,046)	(6,698)	(4,361,523)	(9,249)

Income taxes
Income tax benefit	-	-	-	-
Income tax expense	-	-	-	-
Total income tax	-	-	-	-

Net loss	$(2,123,046)	$(6,698)	$(4,361,523)	$(9,249)

Net loss per commons share, basic and diluted	$(0.03)	$(6.70)	$(0.07)	$(9.25)

Weighted average number of common stock shares (in 2017) or member units (in 2016) outstanding, basic and diluted	67,488,739	1,000	65,682,253	1,000

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY (Previously named Butte Highlands Mining Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(4,361,523)	$(9,249)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	15	15
Common stock issued for services, investor relations	236,250	-
Stock options issued for services, development	65,092	-
Stock options issued for services, general and administrative	1,258,648	-
Stock options issued for officers and directors	1,458,730	-
Stock options issued for services, investor relations	390,170	-
Changes in assets and liabilities:
Increase in prepaid expenses and deposits	(25,000)	-
Increase in accounts payable	60,284	8,592
Increase in accrued liabilities	164,828	-
Decrease in accrued interest	(4,039)	-
Net cash used by operating activities	(756,545)	(642)

Cash flows from investing activities
Patent applications	(79,733)	-
Net cash used by investing activities	(79,733)	-

Cash flows from financing activities
Advances payable to related party	(227)	700
Proceeds from issuances of common stock	983,693	-
Conversion of options	3,750	-
Cash received from merger	48,380	-
Net cash provided by financing activities	1,035,596	700

Increase in cash and cash equivalents	199,318	58

Cash, beginning of period	50,682	-
Cash, end of period	$250,000	$58

Supplemental Cash Flow Information
Interest paid	$6,115	$-
Income taxes paid	$-	$-
Common stock issued to retire convertible debt	$210,000	$-

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

Butte was formed to explore and mine primarily for gold in the Butte Highlands’ “Only Chance” mine, south of Butte, Montana.  The Company was reorganized in October 1996 for the purpose of acquiring and developing additional mineral properties.  At the time of the 1996 reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings of shareholders to authorize the reorganization, Butte obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders who could not be located.

By May 17, 2007, eleven years after the reorganization and very limited results from its mining activities, the Company had disposed of all of its historical mineral properties or claims and eventually became a “shell company” under the rules of the Securities and Exchange Commission (“SEC”).

Now, following ten years of being a shell company with only nominal activity and limited cash or other assets, the business focus of Butte changed early in 2017.  Most notably the Company raised significant capital to implement its new business and financial plans to further develop the licensing and commercial use of its patented encryption software.  The change caused Butte to lose its previous shell company status.

The Company also changed its legal name of registration and state of incorporation to more appropriately reflect the fundamental change of its business to developing cyber encryption technology and away from its historical mining activities.  The terms “Company”, “IronClad” and “Butte” all refer to the same individual corporate entity, but the uses of the IronClad and Butte names are used to refer to different eras of the Company’s long history.  The historical eras generally coincide with the changes in business focus before and after the first weeks of 2017.

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  At present, InterLok is the one and only subsidiary of the Company and InterLok’s patents and line of business now become the main basis of the business of the Company on a consolidated basis.

Along with the Company’s change of business came the Company’s adoption of IronClad Encryption Corporation (and the discontinuance of using the Butte name) as the name of what is now the parent corporation and the change of the state of incorporation to Nevada from Delaware.  The Company also has changed its stock market ticker symbol to “IRNC” from “BTHI” on one of the OTC Markets Group over-the-counter markets, OTC QB, where the Company’s shares have been and continue to be traded.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Description of Businesses—Present and Past

InterLok Key Management, Inc. (formerly InterLok Key Management, LLC) is a company in the business of developing and licensing the use of cyber software technology that encrypts data files and electronic communications.   Electronic file information and data transmissions are safeguarded from unauthorized access and their use is securely protected by perpetual authentication through the use of a single-key, dynamic synchronization of authentications keys.  InterLok was formed in Texas on June 12, 2006 and incorporated ten years later on June 16, 2016.

On January 6, 2017 InterLok entered into a Share Exchange Agreement ("Share Exchange") with Butte Highlands Mining Company.  Under the terms of the agreement, the shareholders of InterLok Key Management, Inc. exchanged all 56,655,891 outstanding shares of InterLok’s common stock for 56,655,891 shares of Class “A” common stock of Butte Highlands Mining Company.

The Share Exchange was treated as a “reverse merger” with InterLok Key Management, Inc. which is deemed--for accounting recognition purposes—as the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the substantive continuation of the operations and thus the financial statements of its subsidiary InterLok Key Management, Inc., while the capital structure (in terms of authorized preferred and common stock) of Butte Highlands Mining Company remains intact.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of IronClad and its one subsidiary which is wholly-owned.  All intercompany accounts and transactions have been eliminated in consolidation.  The above unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements and the rules of the SEC.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2017, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $4,555,191.  The Company's working capital (current assets minus current liabilities) is $37,246.

Achievement of the Company's objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively manage product and software development, operating and capital costs. The Company is in a development stage and has generated no operating revenue, profits or positive cash flows from operations.

The Company plans to fund its future operations by potential sales of its common stock or by issuing debt securities.  However, there is no assurance that IronClad will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implication of associated bankruptcy costs should IronClad be unable to continue as a going concern.

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued expenses.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at June 30, 2017 and at December 31, 2016.

The standards under ASC 820 Fair Value Measurement define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•

Level 1.  Observable inputs such as quoted prices in active markets;

•

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•

Level 3.  Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets measured at fair value other than cash and deposits at June 30, 2017 and at December 31, 2016.

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis amounts of assets and liabilities and their financial reporting amounts at each period-end.  A valuation allowance is recorded against deferred tax asset amounts if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.  See Note 8.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalization of Patent and Trademark Costs

The Company capitalizes its legal, patent agent and related filing fees and costs associated with the patents it holds and is developing.  The amounts are carried as an intangible asset in the financial statements.  The costs of the patents or trademarks are written off ratably (expensed) over the expected useful technological or economic life of the individual assets.  The legal life of a patent is typically about 17 years.  See Note 3.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to provide greater line item detail for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.  This change in classification has no effect on previously reported cash flows in the Condensed Consolidated Statement of Cash Flows, and had no effect on the previously reported Condensed Consolidated Statement of Operation for any period.

New Accounting Requirements and Disclosures

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

Note 3 – Patents

Patents and trademarks are as follows:

	June 30, 2017	June 30, 2016
Patents and trademarks under development	$ 79,733	$ -

Patents issued	398	398
Less accumulated amortization	(345)	(315)
	53	83

Patents, net	$ 79,786	$ 83

Amortization expense for intangible assets during the six month periods ended June 30, 2017 and 2016 was $7 and $8, respectively.  Three patents expire in 2017, 2018 and 2021, respectively. Costs totaling $79,733 for new patents and trademarks under development (but as yet not awarded) are capitalized at June 30, 2017.  The patents and trademarks under development will not be amortized until formally issued.

Note 4 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. At June 30, 2017 and 2016, the Company had no amounts on deposit in excess of the FDIC insured limit.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Related Party Transactions

The Company paid $15,249 in consulting fees during 2016 to Eagle Mountain 21, LLC, an entity owned by an officer of the Company.  At December 31, 2016 the Company owed an additional $10,662 amount to that same officer for operating costs incurred and submitted for reimbursement during 2016.  Reimbursement to the officer was made at the start of the quarter ended June 30, 2017.

Note 6 – Convertible Notes Payable

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.  See also Note 11.

On August 8, 2016, InterLok issued two 5% convertible senior promissory notes for a principal amount of $30,000 each and, on August 16, 2016, issued one 5% convertible senior promissory note for $150,000 for an aggregate principal amount of $210,000.  Interest costs accrued on the unpaid principal balances at five percent (5%) annually until the principal amount and all interest accrued thereon was paid at the earlier of 1) the maturity date two years later on August 8, 2018 or August 16, 2018, respectively, or 2) on the conversion of the notes into shares of common stock at a price equal to a conversion price of $0.15 per share.

The notes automatically converted into shares of common stock at a conversion price of $0.15 per share, subject to adjustment under certain circumstances in the event of an acquisition transaction or a public offering event.  The Company could not enter into an acquisition or public offering event without the prior written approval of any of the note holders.  If any holder declined to provide approval for an acquisition transaction or public offering, the Company could have immediately prepaid the entire outstanding principal amounts and accrued interest amounts on the notes.  Two of the notes contained the option to purchase additional shares of common stock.

During the period ended March 31, 2017, the principal balances of all three 5% convertible senior promissory notes were converted into 1,400,000 shares of IronClad Class A common stock.  Accrued interest of $6,115 on the notes was paid in cash during the quarter ended June 30, 2017.

Note 7 – Common Stock

During the three month period ended March 31, 2017, i) the Company issued 5,843,954 shares of its Class A common stock at $0.15 per share for cash in the amount of $876,597 ($35,343 of which was only subscribed and still receivable at December 31, 2016), and ii) 75,000 shares at $0.15 per share for investment banking services in the amount of $11,250.

Additionally, i) the three convertible note holders converted $210,000 into 1,400,000 shares of Class A common stock, and ii) 250,000 shares were issued pursuant to the Share Exchange Agreement at $0.03 per share.  Also, iii) subscriptions receivable that were outstanding at December 31, 2016 in the amount of $81,481 were collected.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three month period ended June 30, 2017, the Company issued i) 240,333 shares of Class A common stock at $0.15 per share for cash in the amount of $36,050 pursuant to a Section 4(a)2 private placement offering, ii) 25,000 shares at $0.15 per share for the conversion of stock options (see Note 10), and iii) 75,000 shares at $2.90 per share for investment banking services valued at $217,500.

Note 8 – Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the deferred tax asset amounts at an anticipated tax rate of 35% for the periods ended June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Net operating loss carryforwards	$ 1,397,919	$ 193,668

Deferred tax asset	$ 489,271	$ 67,780
Valuation allowance for deferred asset	(489,271)	(67,780)
Net deferred tax asset	$ -	$ -

At June 30, 2017, the Company has net operating loss carryforwards of approximately $1,397,919 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from December 31, 2016 to June 30, 2017 was $421,491.

IronClad is subject to federal level income taxes under the jurisdiction of the US, but is not subject to income taxes at any state level.  Tax periods that may still be subject to review by the Internal Revenue Service are the years 2014, 2015, and 2016.  The Company has not identified any aggressive tax positions.

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

The Share Exchange was treated as a reverse merger with InterLok Key Management, Inc. deemed, for accounting recognition purposes, the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting.  The reverse merger is deemed a recapitalization and the unaudited pro forma consolidated financial statements represent the substantive continuation of the operations and thus the financial statements of InterLok Key Management, Inc., while the capital structure (with respect to authorized, issued and outstanding shares of preferred and common stock) of Butte Highlands Mining Company--now using the name IronClad--remains intact.

Note 10 – Stock Options

During the three month period ended March 31, 2017, the Company awarded 1,145,000 stock options for services and conversions of convertible notes valued at $1,305,565 and 9,000,000 stock options to officers of IronClad valued at $622,045.  Of the total 10,145,000 options awarded, 1,045,000 vested immediately and received full expense recognition in the three month period ended March 31, 2017.  The remaining 9,883,470 options vest periodically over the subsequent three years and will be expensed as they periodically vest.

In addition, 25,000 stock options that were awarded during the three month period ending March 31, 2017 were exercised for cash in the amount of $3,750.

During the three month period ended June 30, 2017, the Company awarded 2,945,000 stock options for services valued at $4,657,850 (using the Black-Scholes option pricing model) and 500,000 stock options to an officer of IronClad valued at $731,659 (using the Black-Scholes option pricing model).  Of the total 3,445,000 options awarded during the period 85,000 vested immediately and received full expense recognition during the three month period ended June 30, 2017.  The remaining 3,360,000 options vest periodically over the next two to four years and will be expensed as they periodically vest.

The fair value of stock options is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option based on its terms and conditions.  The table below summarizes the assumptions used to estimate the fair values of the options:

Number of Options	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Option in years
75,000	01/16/17	$0.75	1.54%	226.01%	3.00
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00
350,000	01/31/17	$0.15	1.19%	132.84%	1.93
100,000	02/01/17	$0.15	1.22%	134.90%	2.00
100,000	03/13/17	$0.15	1.40%	144.84%	2.00
500,000	03/15/17	$0.15	1.02%	114.94%	1.40
20,000	03/21/17	$0.15	1.54%	233.07%	3.00
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00
80,000	05/31/17	$0.75	1.44%	196.06%	3.00
660,000	06/12/17	$2.50	1.64%	589.85%	4.00
5,000	06/30/17	$3.49	1.55%	197.13%	3.00
13,590,000

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Subsequent Events

On July 6, 2017 IronClad closed and funded on an agreement to issue a 12% convertible note payable.  IronClad entered into the Securities Purchase Agreement on June 26, 2017 to issue the note payable for an aggregate principal amount of $78,500 with the intent of subsequently meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions precedent were met prior to that date and the convertible note payable was closed, issued and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.

The note matures on March 30, 2018 and interest costs accrue on the unpaid principal balance at 12% annually until March 30, 2018, and after that interest accrues annually at 22% until the principal amount and all interest accrued and unpaid are paid.

The holder of the note, at his sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated June 26, 2017) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest one trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to exercising the conversion right.  The company will keep available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time.

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

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; a privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  At present, InterLok is the one and only subsidiary of the Company and InterLok’s line of business now becomes the main business of the Company on a consolidated basis.  The former directors and officers of InterLok have become the principal directors and officers of IronClad.

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

Typical of a reverse merger transaction that IronClad completed on January 6, 2017 is the loss of its status as a shell company.  At that time IronClad filed on a “super” Form 8-K (and Form 8-K/A) the appropriate information including the financial statements of InterLok as the accounting acquirer.

As of June 30, 2017, IronClad continues to qualify as a smaller reporting company as it has in the past and up to the present.  IronClad is now a development stage company as it commits more and more of its resources to financial planning, capital raising, research and development, establishing US manufacturing supply sources for its planned products, applying for additional encryption-related patents, recruiting and training staff, identifying and developing potential markets, and commissioning production and testing of prototype communication equipment and cyber software.

Description of the Company’s Businesses—Past (as Butte) and Present (as IronClad)

The original business purpose of the Company, Butte, was to explore and mine the Butte Highlands’ “Only Chance” mine located south of Butte, Montana.

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

By May 17, 2007 the Company had disposed of all of its historical mineral properties and claims, and became a shell company.

On January 6, 2017, ten years after being inactive, the Company changed the focus of its business away from mining to encryption and information technology when Butte acquired all of the ownership interests of InterLok Key Management, Inc., a Texas corporation.  InterLok Key Management, Inc. had been engaged in the business of developing and licensing its patented key-based encryption methods.

On January 6, 2017, Butte entered into and completed a Share Exchange Agreement with the owners of InterLok Key Management, Inc., wherein Butte agreed to issue 56,655,891 restricted shares of its common stock to 29 individuals or entities in exchange for 100% of the outstanding shares of InterLok Key Management, Inc.’s common stock.  As a result of the share exchange InterLok Key Management, Inc. became a wholly-owned subsidiary of IronClad Encryption Corporation.

Immediately following completion of the share exchange agreement, Butte’s new board of directors changed Butte’s name to IronClad Encryption Corporation, reincorporated Butte from the state of Delaware to the state of Nevada and changed Butte’s stock trading symbol as listed on the over-the-counter market, OTCQB, to “IRNC” from “BTHI”.

Review of First Quarter and Comparative Results and Liquidity

Results of Operations

Three months ended June 30, 2017 compared to Three months ended June 30, 2016

During the three month period ended June 30, 2017, the Company had a net loss of $2,123,046 compared to a net loss of $6,698 during the three month period ended June 30, 2016.  This represents an increased net loss of $2,116,580 during the three month period ended June 30, 2017. The increase in net loss is attributable to an increase in costs for software and new patent development costs, general and administrative expenses, officer and director fees, and professional fees during the three month period ended June 30, 2017.  Many of the costs incurred were non-cash and were recognized as compensation expenses in connection with the issuance of IronClad common stock or stock options.

The $327,749 of product development costs incurred during the quarter (and which also represents most of the year to date development costs incurred of $332,842) are primarily related to research and development costs for cyber encryption software and prototype products being developed and tested.  Of those costs incurred (both for the quarter and for the period year to date) $65,092 was recognized as compensation expense in connection with the issuance of stock options.

Six months ended June 30, 2017 compared to Six months ended June 30, 2016

During the six month period ended June 30, 2017, the Company had a net loss of $4,361,523 compared to a net loss of $9,249 during the six month period ended June 30, 2016.  This represents an increased net loss of $4,325,247 during the six month period ended June 30, 2017 compared to the same prior year period. The increase in net loss for the six month period is similar to that for the three month period ended June 30, 2017 in that the increases are attributable to an increase in costs for software and new patent development costs, general and administrative expenses, officer and director fees, and professional fees during the six month period ended June 30, 2017.  Many of the costs incurred were non-cash in that they were recognized as compensation expense in connection with the issuance of IronClad common stock or stock options.

General and administrative expenses recognized for the six month period were $1,597,661 of which $1,258,648 was recognized as compensation expense in connection with the issuance of stock options.  Similarly, of the $1,569,730 of officer and director expenses recognized, $1,458,730 was recognized as compensation expense in connection with the issuance of stock options.

Investment banking fees and investor relation costs totaled $739,050.  Of the expenses incurred, $236,250 was paid for by directly issuing common stock and another $390,170 of the expenses was recognized as compensation expense in connection with the issuance of issuing stock options.  Most of expenses and especially those related to equity-based payments were made for investment banking related services targeted at raising capital for the Company.

Recent Accounting Pronouncements

Recent accounting pronouncements which may affect the Company are described in Note 2 — “New Accounting Requirements and Disclosures” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.

Liquidity and Capital Resources

The Company’s working capital (current assets minus current liabilities) at June 30, 2017 was $37,246 compared to working capital of $23,339 at December 31, 2016. Working capital increased primarily due to the sale of unregistered common stock of IronClad.

As of the date of this filing the Company’s cash balances are less than the $250,000 total at June 30, 2017, and are less than the combined sum of its accounts payable and accrued liabilities.  As a result, and absent additional cash inflows, we do not have adequate capital resources to continue to meet all of our current and future obligations as they may come due over the next quarter and next twelve months.  Being able to continue with our operations will depend on our obtaining additional resources by issuing either debt or equity securities.

No assurance can be given that any of these actions can be completed.

Net cash used in operating activities was $756,545 during the six month period ended June 30, 2017 compared with $642 during the six month period ended June 30, 2016.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $79,733 for the six month period ended June 30, 2017 and zero for the six month period ended June 30, 2016.  The costs primarily relate to new patent applications and related filing costs.

Cash flow from financing activities was $1,035,596 for the six month period ended June 30, 2017, compared to $700 for the six month period ended June, 2016.  The single largest element of the cash source for the six month period ended June 30, 2017 relates to the cash raised during the quarter ended March 31, 2017 in a private placement of unregistered IronClad common stock for gross proceeds of approximately $1,086,593.

As a net result of all cash flow activities, cash increased by $199,318 during the six month period ended June 30, 2017.  The Company had cash of $250,000 as of June 30, 2017.  Cash at the beginning of the period at December 31, 2016 was $50,682.

Off-Balance Sheet Arrangements

There are no off-balance sheet agreements or understandings, preliminary or otherwise, between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies.  We have no debt at June 30, 2017 and thus have no exposure to interest rate risk.  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 4.  Control and Procedures

a)           Evaluation of Disclosure Controls and Procedures

During the first quarter of 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures. This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of June 30, 2017.

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

b)           Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have continued to improve our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2017.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

•

Lack of appropriate Independent Oversight.  The board of directors has not provided an appropriate level of independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting.  The independent directors do not provide oversight of the adequacy of financial reporting and internal control procedures.

•

Lack of sufficient staffing and full-time personnel.  Without sufficient staffing it is not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of these material weaknesses in internal control over financial reporting The Company’s management has concluded that as of June 30, 2017 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

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

o

our ability to sell encryption software licenses and related hardware

o

our ability to generate revenues and cash flows from the sale of encryption software and hardware

o

our ability to manage software development and operating costs.

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

Because we are small and do not have much capital, we must limit our development activity. As such we may not be able to complete a software and hardware development program that is as complete or thorough as we would like or as might be expected from potential customers.  Therefore, we have not considered and will not consider any activity beyond developing and generating revenue related to our current patented technology.

Because our Chief Technology Officer has other outside business activities he will only be devoting 70% of his time or approximately thirty hours per week to our operations.

Risks associated with the Company

Because our officers and directors will own more than 50% of the outstanding shares they will control the company and will be able to decide who will be directors.  As a result you may not be able to otherwise elect any directors.

Need for substantial additional capital.

We are in need of additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. Monthly cash outflow is approximately $200,000 to support operations, administrative expenses, and the development of products and services.  In order to effectively implement our plan of operation, we will need to raise at least an additional $1,000,000.

There is no assurance that we will be successful in raising additional capital. If we raise additional capital through the sale of common stock, you could experience dilution. If we are unsuccessful in raising such additional capital, you could lose the entire value of your investment.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulation Authority (“FINRA”) has adopted rules that apply to broker/dealers in recommending an investment to a customer. The broker/dealers must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities such as ours to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities such as ours will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker/dealers to recommend buying our common stock to their customers and this may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions such as buying our common stock. As a result, fewer broker/dealers may be willing to make a market in our common stock thus reducing our stockholder’s ability to resell shares of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period beginning January 30, 2017 and ending March 31, 2017 the Company issued restricted equity securities 1) as part of a private placement to accredited investors to whom the Company sold 7,243,954 shares of Class A common stock for approximately $876,593 in cash net of transaction costs, and 2) as part of a conversion to common stock for $210,000 of convertible notes.

During the month of April 2017, as part of the same private placement, the Company sold an additional 240,333 restricted shares of Class A common stock to three accredited investors for $36,050 in cash.  The private placement offering was subsequently closed on April 20, 2017.

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500 and will use the proceeds for general corporate purposes.

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

Item 5.  Other Information.

  Stock Purchase Agreement Between Historical and New Owners and Officers

In an agreement dated June 20, 2016 and related to eventually setting up the reverse merger transaction governed by the Share Exchange Agreement (entered into and closed later on January 6, 2017), Mr. Paul A. Hatfield, at the time an officer and shareholder of Butte, entered into a Stock Purchase Agreement with Mr. James D. McGraw, of Houston, Texas and now the President of IronClad.  Mr. McGraw was instrumental in negotiating the definitive letter of intent to enter into the Share Exchange Agreement.

Pursuant to the terms of the Stock Purchase Agreement, Mr. McGraw or his assigns were granted the right to purchase from Mr. Hatfield a maximum of 500,000 shares of Butte that were personally owned by Mr. Hatfield at a price of $0.15 per share.  The Stock Purchase Agreement is effective for a period of twenty-four months commencing upon the closing of the Share Exchange Agreement transaction that was contemplated by the letter of intent.

Item 6.  Exhibits

Exhibit Number	Description
3.1 *	Amended and Restated Articles of Incorporation of IronClad Encryption Corporation, dated June 29, 2017
3.2 *	Bylaws of IronClad Encryption Corporation (Composite as Amended), dated June 29, 2017
4.1 *	Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation
10.01*	IronClad Encryption Corporation 2017 Equity Incentive Plan effective as of January 6, 2017
10.02*	Form of Stock option Agreement (Incentive and Non-Qualified Stock Options) under IronClad Encryption Corporation 2017 Equity Incentive Plan
10.03*	Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.04*	Convertible Promissory Note (principal amount of $78,500) pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.05*+	Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017
10.06*+	Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017
10.07*+	Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017
10.08*+	Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017
10.09*+	Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017
10.10*+	Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017
10.11*+	Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017
31.1 *

Certification of Principal Executive Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *

Certification of Principal Financial Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **

Certification of Principal Executive Officer of IronClad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2 **

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

*   Filed herewith.

** Furnished herewith.

+   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IronClad Encryption Corporation

(Registrant)

   /s/ James D. McGraw

James D. McGraw

President and Principal Executive Officer

Dated:  August 21, 2017

   /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  August 21, 2017

Index to Exhibits

Exhibit Number	Description
3.1 *	Amended and Restated Articles of Incorporation of IronClad Encryption Corporation, dated June 29, 2017
3.2 *	Bylaws of IronClad Encryption Corporation (Composite as Amended), dated June 29, 2017
4.1 *	Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation
10.01*	IronClad Encryption Corporation 2017 Equity Incentive Plan effective as of January 6, 2017
10.02*	Form of Stock option Agreement (Incentive and Non-Qualified Stock Options) under IronClad Encryption Corporation 2017 Equity Incentive Plan
10.03*	Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.04*	Convertible Promissory Note (principal amount of $78,500) pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.05*+	Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017
10.06*+	Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017
10.07*+	Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017
10.08*+	Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017
10.09*+	Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017
10.10*+	Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017
10.11*+	Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017
31.1 *

Certification of Principal Executive Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *

Certification of Principal Financial Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **

Certification of Principal Executive Officer of IronClad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2 **

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

*   Filed herewith.

** Furnished herewith.

+   Management contract or compensatory plan or arrangement.