Form 10-Q/A
period 2017-06-30
IRONCLAD ENCRYPTION Corp
filed 2017-08-23
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Ironclad Encryption Corporation’s (“IronClad”) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission (the “Commission”) on August 21, 2017 (the “Form 10-Q”), is to resubmit Exhibit 10.01 that was originally filed with the Form 10-Q to correct minor inadvertent clerical errors. Exhibit 10.01 filed herewith supersedes and replaces the previously filed Exhibit 10.01.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibit 10.01, as corrected. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Description
3.1***	Amended and Restated Articles of Incorporation of IronClad Encryption Corporation, dated June 29, 2017
3.2***	Bylaws of IronClad Encryption Corporation (Composite as Amended), dated June 29, 2017
4.1***	Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation
10.01*	IronClad Encryption Corporation 2017 Equity Incentive Plan effective as of January 6, 2017
10.02***	Form of Stock option Agreement (Incentive and Non-Qualified Stock Options) under IronClad Encryption Corporation 2017 Equity Incentive Plan
10.03***	Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.04***	Convertible Promissory Note (principal amount of $78,500) pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.05+***	Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017
10.06+***	Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017
10.07+***	Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017
10.08+***	Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017
10.09+***	Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017
10.10+***	Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017
10.11+***	Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017
31.1***

Certification of Principal Executive Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***

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

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith.

** Furnished herewith.

***   Filed with the Registrant’s Form 10-Q on August 21, 2017

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

Dated:  August 23, 2017

  /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  August 23, 2017

Index to Exhibits

Exhibit Number	Description
3.1***	Amended and Restated Articles of Incorporation of IronClad Encryption Corporation, dated June 29, 2017
3.2***	Bylaws of IronClad Encryption Corporation (Composite as Amended), dated June 29, 2017
4.1***	Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation
10.01*	IronClad Encryption Corporation 2017 Equity Incentive Plan effective as of January 6, 2017
10.02***	Form of Stock option Agreement (Incentive and Non-Qualified Stock Options) under IronClad Encryption Corporation 2017 Equity Incentive Plan
10.03***	Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.04***	Convertible Promissory Note (principal amount of $78,500) pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and PowerUp Lending Group, Ltd. dated June 26, 2017
10.05+***	Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017
10.06+***	Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017
10.07+***	Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017
10.08+***	Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017
10.09+***	Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017
10.10+***	Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017
10.11+***	Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017
31.1***

Certification of Principal Executive Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2***

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

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed herewith.

** Furnished herewith.

***   Filed with the Registrant’s Form 10-Q on August 21, 2017

+   Management contract or compensatory plan or arrangement.