Form 10-Q
period 2017-09-30
IRONCLAD ENCRYPTION Corp
filed 2017-11-20
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

■  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the close of business on November 16, 2017, there were 66,145,695 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

IronClad Encryption Corporation and Subsidiary

PART I. FINANCIAL INFORMATION

  3

Item 1. Financial Statements (Unaudited)

  3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

17

Item 3. Quantitative and Qualitative Disclosures about Market Risks

24

Item 4.  Control and Procedures

24

PART II – OTHER INFORMATION

26

Item 1.  Legal Proceedings

26

Item 1A.  Risk Factors

26

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.  Defaults Upon Senior Securities.

29

Item 4.  Mine Safety Disclosures

29

Item 5.  Other Information.

29

Item 6.  Exhibits

30

SIGNATURES

31

Index to Exhibits

32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IronClad Encryption Corporation and Subsidiary
(Previously named Butte Highlands Mining Company)
Condensed Consolidated Balance Sheets
September 30,	December 31,
2017	2016
(Unaudited)
Assets
Current assets
Cash and cash equivalents	$89,570	$50,682
Prepaid expenses and deposits	25,000	-
Total current assets	114,570	50,682

Other assets
Patents, net	123,457	68

Total assets	$238,027	$50,750

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$575,169	$-
Accrued liabilities	257,591	12,539
Accrued interest	7,452	4,142
Convertible note payable, 12%	76,226	-
Convertible note payable, 10%	100,000	-
Convertible note payable, 10%	29,575	-
Advances payable to related party	-	10,662
Total current liabilities	1,046,013	27,343

Other liabilities
Convertible notes payable	-	210,000
Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.001 par value,
20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, Class A, $0.001 par value,
150,000,000 shares authorized; 66,145,695 and 58,098,908
shares issued and outstanding, respectively	66,145	58,099
Common stock, Class B, $0.001 par value,
1,707,093 shares authorized; 1,538,872 and 1,538,872
shares issued and outstanding, respectively	1,539	1,539
Additional paid-in capital	6,984,290	28,918
Subscriptions receivable	-	(81,481)
Accumulated deficit	(7,859,960)	(193,668)
Total stockholders' equity (deficit)	(807,986)	(186,593)

Total liabilities and stockholders' equity	$238,027	$50,750

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiary
(Previously named Butte Highlands Mining Company)
Condensed Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating expenses
Product development cost	467,803	-	800,645	-
General and administrative	939,554	25,307	2,519,215	46,258
Officer and director fees	1,089,489	-	2,659,219	-
Investor relations	170,466	-	929,516	-
Professional fees	211,678	-	329,939	-
Amortization	8	8	23	23
Total operating expenses	2,878,998	25,315	7,238,557	46,281

Loss from operations	(2,878,998)	(25,315)	(7,238,557)	(46,281)

Other income (expense)
Interest income	7	-	119	-
Interest expense	(38,149)	(1,541)	(40,225)	(1,541)
Financing fees	(387,629)	-	(387,629)	-
Total other income (expense)	(425,771)	(1,541)	(427,735)	(1,541)

Loss before taxes	(3,304,769)	(26,856)	(7,666,292)	(47,822)

Income taxes
Income tax benefit	-	-	-	-
Income tax expense	-	-	-	-
Total income tax benefit (expense)	-	-	-	-

Net loss	$(3,304,769)	$(26,856)	$(7,666,292)	$(47,822)
Net loss per common share, basic and diluted	$(0.05)	$(0.01)	$(0.12)	$(0.04)

Weighted average number of common stock shares outstanding, basic and diluted	67,638,739	3,000,000	66,334,415	1,111,111

 The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiary
(Previously named Butte Highlands Mining Company)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
2017	2016
(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(7,666,292)	$(47,822)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization expense	23	23
Amortization of discounts on convertible notes payable	30,801	-
Common stock issued for services, administrative	349,000	-
Common stock issued for services, investor relations	367,500	-
Stock options issued for services, product development	284,940	-
Stock options issued for services, general and administrative	1,623,747	-
Stock options issued for officers and directors	2,322,317	-
Stock options issued for services, investor relations	415,508	-
Stock options issued for financing fees	287,629	-
Changes in assets and liabilities:
Increase in prepaid expenses and deposits	(25,000)	-
Increase in accounts payable	575,169	-
Increase in accrued liabilities	245,052	-
Increase in accrued interest	3,310	1,525
Net cash used by operating activities	(1,186,296)	(46,274)

Cash flows from investing activities
Patent applications	(123,412)	-
Net cash used by investing activities	(123,412)	-

Cash flows from financing activities
Advances payable to related party	(227)	(4,488)
Proceeds from issuance of common stock	983,693	2,000
Proceeds from issuing convertible notes payable	343,500	210,000
Transaction costs related to issuing convertible notes	(30,500)	-
Conversion of options	3,750	-
Cash received from merger	48,380	-
Net cash provided by financing activities	1,348,596	207,512
Increase in cash and cash equivalents	38,888	161,238
Cash, beginning of period	50,682	-
Cash, end of period	$89,570	$161,238
Supplemental Cash Flow Information (no income taxes paid)
Interest paid	$1,973	$-
Common stock issued for convertible notes payable	$210,000	-
Non-cash beneficial conversion rights, 10% note payable	$138,000	$-

The accompanying notes are an integral part of these financial statements.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization, Recent History, and Description of Businesses-Past and Present

History and Recent Transaction

The “Company” is the term used in these statements and notes to refer to the entity originally incorporated in the State of Delaware in 1929.  The registered name of the Company until early in 2017 was Butte Highlands Mining Company (“Butte”).

Butte was formed to explore and mine primarily for gold in the Butte Highlands’ “Only Chance” mine, south of Butte, Montana.  Butte ceased operating as a mining company in 1942.  The Company was reorganized in October 1996 for the purpose of acquiring and developing additional mineral properties.  At the time of the 1996 reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the quorum necessary for the special meetings of shareholders to authorize the reorganization, Butte obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders who could not be located.

By May 17, 2007, eleven years after the reorganization and very limited results from its mining activities, the Company had disposed of all of its historical mineral properties or mining claims and eventually became a “shell company” under the rules of the Securities and Exchange Commission (“SEC”).

In 2009, Butte registered under the Securities Exchange Act of 1934, as amended, for the purpose of becoming a reporting company. The Company’s common stock then became listed on the OTCBB, but in time the Company also listed its common stock to trade on the OTC QB electronic market, one of the OTC Markets Group over-the-counter markets, where the Company’s common stock is listed.

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

The Company also changed its state of incorporation to Nevada and its name to IronClad Encryption Corporation (“IronClad”) and changed the stock symbol from BTHI to IRNC to more appropriately reflect the fundamental change of its business to developing cyber encryption technology and away from its historical mining activities.  On October 16, 2017, the Company redomiciled in Delaware from Nevada and adopted a certificate of incorporation and bylaws as a Delaware corporation.  The terms “Company”, “IronClad” and “Butte” all refer to the same individual corporate entity, but the uses of the IronClad and Butte names are used to refer to different eras of the Company’s long history.  The historical eras generally coincide with the changes in business focus before and after the first weeks of 2017.

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  At present, InterLok is the only subsidiary of the Company and InterLok’s patents and line of business now are the main basis of the business of the Company on a consolidated basis.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Description of Businesses:  Present and Past

InterLok Key Management, Inc. (formerly InterLok Key Management, LLC) is a company developing and licensing cyber software technology to secure data files (stored and at rest) and electronic communications (in motion from electronic transmission over the internet or through telephone systems).  Data at rest and in motion are both safeguarded from unauthorized access through the use of dynamic encryption and perpetual authentication.  InterLok was formed in Texas on June 12, 2006 and incorporated ten years later on June 16, 2016.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 6, 2017 InterLok entered into a Share Exchange Agreement ("Share Exchange") with Butte Highlands Mining Company.  Under the terms of the agreement, the shareholders of InterLok Key Management, Inc. exchanged all 56,655,891 outstanding shares of InterLok’s common stock for 56,655,891 shares of Class A common stock of Butte Highlands Mining Company.

The Share Exchange was treated as a “reverse merger” with InterLok Key Management, Inc. which is deemed--for accounting recognition purposes—as the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting. The reverse merger is deemed a recapitalization and the consolidated financial statements represent the substantive continuation of the operations and thus the prior year financial statements of operations are the operating results of its subsidiary InterLok Key Management, Inc., while the capital structure (in terms of authorized preferred and common stock) of its parent Butte Highlands Mining Company remains intact.

Principles of consolidation

The accompanying unaudited consolidated financial statements include the accounts of IronClad and its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated in consolidation.  The above unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information.

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

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

Note 2 – Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s interim condensed consolidated financial statements. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception.  As of September 30, 2017, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $7,859,960.  The Company's working capital deficit is $931,443 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

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

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at September 30, 2017 and at December 31, 2016.

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

The Company did not have any assets measured at fair value other than cash and deposits at September 30, 2017 and at December 31, 2016.

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

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Capitalization of Patent and Trademark Costs

The Company capitalizes its legal, patent agent and related filing fees and costs associated with the patents it holds and is developing.  The amounts are carried as an intangible asset in the financial statements.  The costs of the patents or trademarks are amortized ratably (expensed) over the expected useful technological or economic life of the individual assets.  The legal life of a patent is typically about 17 years.  See Note 3.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to provide greater line item detail for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.  This change in classification has no effect on previously reported cash flows in the Condensed Consolidated Statement of Cash Flows, and had no effect on the previously reported Condensed Consolidated Statements of Operations for any period.

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

Note 3 – Patents

Patents and trademarks are as follows:

	September 30, 2017	September 30, 2016
Patents and trademarks under development	$ 123,412	$ -

Patents issued	398	398
Less accumulated amortization	(353)	(315)
	45	83

Patents, net	$ 123,457	$ 83

Amortization expense for intangible assets during the nine month periods ended September 30, 2017 and 2016 was $23 and $23, respectively.  Costs totaling $123,412 for new patents and trademarks under development (but as yet not awarded) are capitalized at September 30, 2017.  The patents and trademarks under development will not be amortized until formally issued.

In addition to its three original patents IronClad also has six, and soon to be nine, patents pending (both in the US and internationally).  These pending patents expand upon the initial scope of the original “seminal” patents and provide up to 20 additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s current and original patent portfolio includes three granted US patents.  One patent expired in September 2017 and two are scheduled to expire in 2018.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At September 30, 2017 and 2016, the Company had no amounts on deposit in excess of the FDIC insured limit.

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

See also Note 10 regarding stock option awards to management of the Company.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Convertible Notes Payable

Securities Purchase Agreement

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.  The $3,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note. $1,226 was amortized in the three months ended September 30, 2017; accrued interest payable at September 30, 2017 was $2,503.

The note matures on March 30, 2018 and interest costs accrue on the unpaid principal balance at 12% annually until March 30, 2018, and after that if not paid at maturity interest accrues annually at 22% until the principal amount and all interest accrued and unpaid are paid.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated June 26, 2017) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest one day closing bid price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to exercising the conversion right.  The Company will keep available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time.

The conversion feature of the note represents an embedded derivative.  Once definitive pricing facts and circumstances are known in late December (and which are not known at present) regarding the market value of IronClad’s common stock at that time, the cost of that derivative will be determined using a Black-Scholes valuation model.  At the close of accounting periods subsequent to the initial valuation a redetermination of the derivative valuation will be made using an updated Black-Scholes valuation model.  Any gain or loss in the liability value will be recognized as a fair valuation adjustment to earnings.

Commitment Note and Convertible Note

On August 24, 2017, IronClad entered into an Investment Agreement to establish an equity line of funding for the potential future issuance and purchase of IronClad’s shares of Class A common stock.  See Note 7.

As consideration for its commitment to purchase shares of IronClad’s Class A common stock pursuant to the Investment Agreement, IronClad issued to the counterparty of the agreement a 7 month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000.  The Commitment Note matures on March 24, 2018.  The Commitment Note is convertible into shares of IronClad’s Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default (as of September 30, 2017, and to the date of the filing of this report, no events of default have occurred) occurs solely due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of Class A common stock of the Company at a per share price equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Commitment Note is included as a financing fee expense at the date of the transaction.  The Commitment Note was to finance the $100,000 cost of the commitment fee to the counterparty of the Investment Agreement, and is accordingly included in the financing fee expenses for the period ended September 30, 2017.  The amount of the commitment fee can be reduced by $35,000 or $17,500 if a registration statement registering the shares that would be issued under the equity line becomes effective within 90 or 135 days, respectively, of August 24, 2017.  As of the filing date of this report the registration statement has not become effective.

On August 24, 2017, in connection with the entry into the Investment Agreement, IronClad also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount (“OID”).  The initial consideration in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for the note holder’s due diligence and legal fees). The Company may make additional borrowings in such amounts and at such dates as the note holder may choose in its sole discretion. The balance of an individual borrowings mature seven months from its funding date.

The Convertible Note also has an embedded beneficial conversion feature (“BCF”) based on a stated conversion price of $1.00 per share.  The market price of a share of IronClad’s common stock at the time of the first borrowing under the note was $3.50 thus establishing an intrinsic value of $2.50 on that date.

The Company received the first borrowing for $165,000 under the Convertible Note on August 24, 2017 and net cash proceeds of $150,000 were received after deducting for the original issue discount and lender transaction costs of $15,000.  An additional $12,000 of costs was incurred by IronClad directly relating to the note.  Both the $15,000 and the $12,000 are recorded as discount amounts on the $165,000 note payable and are amortized as interest expenses over the life of the borrowing.  The maturity date of this borrowing under the note is seven months from its funding date which is March 24, 2018.

The valuation of the BCF related to the $165,000 borrowing on the Convertible Note and with an intrinsic value of $2.50 per share (based on a $3.50 closing price less the $1.00 per share conversion price) is approximately $424,407 using a Black-Scholes valuation model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative formally recorded is $138,000 ($165,000 net of $27,000) and will be amortized as interest expense over the life of the loan.

Subsequent to September 30, 2017, a second borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded on October 23, 2017.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  An additional $6,000 of costs was incurred by IronClad relating to the Convertible Note.  Both the $7,500 and the $6,000 will be recorded as discount amounts on the $82,500 note payable and amortized as interest expenses over the life of the borrowing.  The maturity date of this borrowing under the Convertible Note is also defined to be seven months from its borrowing date which is May 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $4.40 making the intrinsic value of the derivative $3.40.  The valuation of the BCF is estimated to be approximately $289,000 and is capped at $69,000, the otherwise undiscounted amount of the note payable.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

InterLok Convertible Notes

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

The notes automatically converted into shares of common stock at a conversion price of $0.15 per share, subject to adjustment under certain circumstances in the event of an acquisition transaction or a public offering event.  The Company was precluded from entering into an acquisition or public offering event without first obtaining the prior written approval of any of the note holders.  If any holder declined to provide approval for an acquisition transaction or public offering, the Company could have immediately prepaid the entire outstanding principal amounts and accrued interest amounts on the notes.  Two of the notes contained the option to purchase additional shares of common stock.

During the period ended March 31, 2017, the principal balances of all three 5% convertible senior promissory notes were converted into 1,400,000 shares of IronClad Class A common stock.  Accrued interest of $6,115 on the notes was paid in cash during the quarter ended June 30, 2017, $1,973 of which was incurred as interest expense in 2017.

Note 7 – Common Stock

During the three month period ended March 31, 2017, i) the Company issued 5,843,954 shares of its Class A common stock at $0.15 per share for cash in the amount of $876,597 ($35,343 of which was only subscribed and still receivable at December 31, 2016), and ii) 75,000 shares at $0.15 per share for investment banking services in the amount of $11,250.

Additionally, i) the three convertible note holders elected to convert their $210,000 of notes into 1,400,000 shares of Class A common stock at $0.15 per share, and ii) 250,000 shares were issued pursuant to the Share Exchange Agreement at $0.03 per share.  Also, iii) subscriptions receivable that were outstanding at December 31, 2016 in the amount of $81,481 were collected.

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

During the three month period ended September 30, 2017, the Company issued i) 100,000 shares of Class A common stock at $3.49 per share for consulting services in the amount of $349,000  and ii) 37,500 shares at $3.50 per share for investment banking services valued at $131,250.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 24, 2017 IronClad entered into an Investment Agreement for the potential future issuance and purchase of shares of its Class A common stock to establish an equity line of funding to IronClad.  The agreement enables IronClad to issue stock to the counterparty of the agreement in exchange for cash amounts under certain defined conditions for the purchase of IronClad’s stock.  In addition to the equity line, the agreement also included IronClad entering into the Commitment Note in the principal amount of $100,000 to finance the commitment fee of the Investment Agreement and the Convertible Note to borrow up to $330,000 (of which $165,000 was borrowed on August 24, 2017 and a subsequent $82,500 was borrowed on October 23, 2017).  See Note 6.

A precondition to selling shares of our stock and thus making any draws under the equity line is to have in place a registration statement that has become effective.  The Company filed a registration statement on October 17; that registration statement as of the date of the filing of this report has not gone effective.  Consequently, as of the date of the filing of this report, no amounts of funding have occurred under the equity line.

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

Significant components of the deferred tax asset amounts at an anticipated tax rate of 35% for the periods ended September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Net operating losses carryforwards	$ 2,901,083	$ 193,668

Deferred tax asset	$ 1,015,379	$ 67,780
Valuation allowance for deferred asset	(1,015,379)	(67,780)
Net deferred tax asset	$ -	$ -

At September 30, 2017, the Company has net operating loss carryforwards of approximately $2,901,083 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from December 31, 2016 to September 30, 2017 was $947,599.

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

The Share Exchange was treated as a reverse merger with InterLok Key Management, Inc. deemed, for accounting recognition purposes, the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting.  The reverse merger is deemed a recapitalization and the unaudited pro forma consolidated financial statements of operations represent the substantive continuation of the operations and thus the financial statements of InterLok Key Management, Inc., while the capital structure (with respect to authorized, issued and outstanding shares of preferred and common stock) of Butte Highlands Mining Company--now using the name IronClad--remains intact.

Note 10 – Stock Options and Warrants

During the three month period ended March 31, 2017, the Company awarded 1,045,000 stock options and warrants for services and conversions of convertible notes valued at $1,305,565 and 9,000,000 stock options to officers of IronClad valued at $622,045.  Of the total 10,145,000 options and warrants awarded, 1,045,000 vested immediately and received full expense recognition in the three month period ended March 31, 2017.  The remaining 9,883,470 options vest periodically over the subsequent three years and will be expensed as they periodically vest.

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

During the three month period ended September 30, 2017, the Company recorded the award of 372,500 stock options for services valued at $261,991 (using the Black-Scholes option pricing model) and 82,500 stock warrants for financing fees valued at $287,629 (using the Black-Scholes option pricing model).  Of the total 455,000 options and warrants awarded during the period 155,000 vested immediately and received full expense recognition during the three month period ended September 30, 2017.  The remaining 300,000 options vest periodically over the next four years and will be expensed as they periodically vest.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants:

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years
75,000	01/16/17	$0.75	1.54%	226.01%	3.00
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00
350,000	01/31/17	$0.15	1.19%	132.84%	1.93
100,000	02/01/17	$0.15	1.22%	134.90%	2.00
100,000	03/13/17	$0.15	1.40%	144.84%	2.00
20,000	03/21/17	$0.15	1.54%	233.07%	3.00
5,000	04/30/17	$0.75	1.45%	219.35%	3.00
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00
80,000	05/31/17	$0.75	1.44%	196.06%	3.00
660,000	06/12/17	$2.50	1.64%	589.85%	4.00
5,000	06/30/17	$3.49	1.55%	197.13%	3.00
5,000	07/31/17	$3.50	1.51%	170.61%	3.00
300,000	07/31/17	$3.16	1.63%	296.38%	4.00
37,500	08/25/17	$2.50	1.62%	170.38%	3.00
25,000	08/31/17	$3.75	1.44%	170.57%	3.00
13,462,500

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years
500,000	03/15/17	$0.15	1.02%	114.94%	1.40
82,500	08/24/17	$3.00	1.63%	285.16%	4.00
582,500

Options* and Warrants
14,045,000

*The number of outstanding options above does not include an option awarded to the Company’s President to purchase 10,000,000 shares of Class A common stock at an exercise price of $1.00 per share.  The option is only exercisable under certain limited circumstances, one of which is that the market price of the Class A common stock reaches a price of $15.00 per share.  Once vested, these additional options must be exercised within two years of vesting.  The number of options and warrants including these 10,000,000 options totals 24,045,000.

IRONCLAD ENCRYPTION CORPORATION AND SUBSIDIARY

(Previously named Butte Highlands Mining Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Subsequent Events

On October 23, 2017, the Company borrowed an additional $82,500 under the Convertible Note, the second borrowing made under the Convertible Note bringing the total cumulative borrowings to $247,500 and leaving $82,500 available for future borrowings under the Convertible Note. The borrowing under the Convertible Note is subject to a 10% original issue discount for due diligence.  The Company received net proceeds of $75,000 (which represents the deduction of the 10% OID and legal fees).  IronClad also incurred additional direct costs of $6,000 related to closing the transaction.  The borrowed amount has a maturity date of about May 24, 2018, which is seven months after the date of the borrowing.

The underlying Convertible Note has a BCF relating to the $1.00 conversion price per common share which is well below the $4.40 closing price per share on October 23, 2017.  The valuation of the BCF based on an intrinsic value of $3.40 per share and using a Black-Scholes pricing model is estimated, in the aggregate, to be approximately $289,000, $69,000 of which will be recorded as a contra-liability, or “discount”.  The $69,000 amount is effectively a capped amount determined by the borrowed amount less the $7,500 OID of the lender and the $6,000 of direct transaction costs incurred by IronClad.  See Note 6.

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

Overview

History and Recent Transaction and Changes

The “Company” is the term used in this report to refer to the entity originally incorporated in 1929.  The registered name of the Company until early in 2017 was Butte Highlands Mining Company (“Butte”).  The name of the Company has been changed to IronClad Encryption Corporation (“IronClad”).

The business focus of the Company was changed early in 2017 and its legal name of registration and state of incorporation were changed to IronClad to reflect the fundamental change of its business to encryption technology and away from its historical mining activities.

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; a privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  At present, InterLok is the only subsidiary of the Company and InterLok’s line of business now becomes the main business of the Company on a consolidated basis.  The former directors and officers of InterLok have become the principal directors and officers of IronClad.

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

After the reverse merger transaction that IronClad completed on January 6, 2017 the Company was no longer a shell company.  At that time IronClad filed on a “super” Form 8-K (and Form 8-K/A) the appropriate information including the financial statements of InterLok as the accounting acquirer for accounting recognition purposes.

As of September 30, 2017, IronClad continues to qualify as a smaller reporting company as it has in the past and up to the present.  IronClad is now a development stage company as it commits more and more of its resources to financial planning, capital raising, research and development, establishing US manufacturing supply sources for its planned products, applying for additional encryption-related patents, recruiting and training staff, identifying and developing potential markets, and commissioning production and testing of prototype communication equipment and cyber software.

Description of the Company’s Businesses:  Past--as Butte, and Present--as IronClad

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

By May 17, 2007 the Company had disposed of all of its historical mineral properties and mining claims, and became a shell company.

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

Immediately following completion of the Share Exchange Agreement, Butte’s new board of directors changed Butte’s name to IronClad Encryption Corporation, reincorporated Butte from the state of Delaware to the state of Nevada and changed Butte’s stock trading symbol as listed on the over-the-counter market, OTCQB, to “IRNC” from “BTHI”.  On October 16, 2017, the Company redomiciled in Delaware from Nevada and adopted a certificate of incorporation and bylaws as a Delaware corporation.

Private Equity Line Established:  The Investment Agreement dated August 24, 2017

On August 24, 2017, we entered into an Investment Agreement with Tangiers Global, LLC (“Tangiers”) as the agreement’s counterparty, for the potential future issuance and purchase of shares of our Class A common stock.  The Investment Agreement establishes what is sometimes termed a “private equity line” of funding or an equity drawdown facility.  In general, the private equity line provides that Tangiers has committed to purchase, from time to time over a 36 month period, shares of our Class A common stock for cash consideration of up to an aggregate of $5,000,000, subject to certain conditions and restrictions.  In connection with the Investment Agreement, we entered into a Registration Rights Agreement with Tangiers.

Shares of Class A common stock issued to Tangiers under the Investment Agreement will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended.  Pursuant to the Registration Rights Agreement, we have filed a registration statement covering the possible resale by Tangiers of the shares that we issue to Tangiers under the Investment Agreement.  Through the prospectus Tangiers may offer to the public for resale shares of our Class A common stock that we issue to Tangiers pursuant to the Investment Agreement.  The effectiveness of the registration statement is a condition precedent to our ability to sell shares of Class A common stock to Tangiers under the Investment Agreement.  As of the date of the filing of this report our registration statement has not become effective.

For a period of 36 months from the first trading day following the effectiveness of the registration statement, we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the Investment Agreement by selling shares of our Class A common stock to Tangiers.  Each draw down request must be for at least $5,000 and may, in our discretion, be up to the lesser of $500,000 and a formula amount based on the average price and trading volume of our Class A common stock over a designated period preceding the draw down request.

The purchase price of these shares will be at a discount to the volume weighted average price or if none, the lowest closing bid price, of the Class A common stock during a designated pricing period following the draw down request.  The formulas for determining the actual draw down amounts, the number of shares we issue to Tangiers and the purchase price per share paid by Tangiers are described in more detail in the agreement.

We are under no obligation to request a draw down for any period.  If we request a draw down, at least 10 trading days must pass before we submit a subsequent draw down request.  The aggregate total of all draws cannot exceed $5,000,000 and no single draw can exceed $500,000.  In addition, the Investment Agreement does not permit us to make a draw down if the issuance of shares to Tangiers pursuant to the draw down would result in Tangiers and certain of its affiliates owning more than 9.99% of our outstanding Class A common stock on the date we exercise a draw down.  Pursuant to the Registration Rights Agreement, we are registering 1,000,000 shares of Class A common stock for possible issuance and resale under the private equity line.

As consideration for its commitment to purchase shares of our Class A common stock pursuant to the Investment Agreement, we issued to Tangiers a 7 month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000.  The Commitment Note is convertible into shares of our Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default occurs solely due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of our Class A common stock of the Company at a per share equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

On August 24, 2017, in connection with the entry into the Investment Agreement, we also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount. The initial consideration (“Initial Consideration”) in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for Tangiers’ due diligence and legal fees).  Tangiers may pay additional consideration (each, “Additional Consideration”) to the Company in such amounts and at such dates as Tangiers may choose in its sole discretion.

The amount of principal due to Tangiers will be prorated based on the Initial Consideration and Additional Consideration actually paid (plus a minimum “guaranteed” interest amount and 10% original issue discount, both of which are prorated based on the Initial Consideration and Additional Consideration actually borrowed, as well as any other interest or fees) such that the Company is only required to repay the amount borrowed and the Company is not required to repay any unfunded portion of the Convertible Note.

The maturity date is seven months from the effective date of each payment of Consideration and is the date upon which the principal amount of the Convertible Note, as well as any unpaid interest and other fees, will be due and payable.  The Convertible Note is convertible into shares of our Class A common stock at a fixed price of $1.00 per share; provided, however, that at any time and from time to time after a default occurs solely due to the fact the Convertible Note is not retired on or before the maturity date, Tangiers shall have the right to convert all or any part of the unpaid and outstanding principal amount and the accrued and unpaid interest under the Convertible Note into shares of our Class A common stock at a price per share equal to the lower of: (a) $1.00 or (b) 65% of the average of the two lowest per share trading prices of our Class A common stock during the twenty consecutive trading days prior to the conversion date.

In connection with the issuance of the Convertible Note, the Company also issued to Tangiers a common stock purchase warrant (the “Warrant”) to purchase up to 82,500 shares of our Class A common stock. The Warrant is exercisable at a price of $3.00 per share.

The Investment Agreement does not prohibit the Company from conducting additional debt or equity financings, other than financings similar to the Investment Agreement and debt financings convertible into equity.

The maximum amount of $5,000,000 is a negotiated amount and, to our experience, was a scale on par with other competitive discussions with other potential counterparties offering similar lines.  While we are entitled to use any funds raised through the equity line as would be related to implementing our business plans—including repaying balances of any notes payable--it is not our intention to use any proceeds raised, particularly early on, to pay down any note obligations.

We expect to be earning revenue from sales of our products in the first half of 2018.  Until that time, we expect to need approximately $2,000,000 to continue implementing our plans.  While the stated maximum amount under the equity line may appear to be sufficient for our purposes over the next several months the practical application of the equity line funding formulas which consider trading volumes and defined average prices of our common stock may “calculate out” in a way to limit the cumulative or individual amounts we might draw down over time.

Our daily trading volumes have been historically low, usually not much more than a few hundred shares per day.  Also, the number of freely tradeable shares of Class A common sock that are already registered is just under 1,500,000.  Our registration statement seeks to register another 4,605,000 held by existing shareholders who are selling their stock (from which IronClad will receive no proceeds) and 1,000,000 shares in connection with the equity line of funding with Tangiers (from which IronClad may generate funding).  Because of the relatively limited size of the present and near-term population of registered shares, IronClad may find it necessary to raise funds through additional and alternate sales of debt or equity securities.  Acting on such alternatives is not precluded by the Investment Agreement or any note agreement of IronClad.

Review of the Quarter and Comparative Results and Liquidity

Results of Operations

Three months ended September 30, 2017 compared to Three months ended September30, 2016

During the three month period ended September 30, 2017, the Company had a net loss of $3,304,769 compared to a net loss of $26,856 during the three month period ended September 30, 2016.  This represents an increased net loss of $3,277,913 during the three month period ended September 30, 2017. The increase in net loss is attributable to an increase in costs for software and new patent development costs, general and administrative expenses, officer and director fees, professional fees and financing expenses during the three month period ended September 30, 2017.  Many of the costs incurred were non-cash and were recognized as compensation and financing expenses in connection with the issuance of IronClad common stock or stock options, warrants or BCFs.

The $467,803 of product development costs incurred during the quarter (and which also represents about half of the year to date development costs incurred of $800,645) are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.

Development expenses and officer and director fee expenses increased on July 1, 2017 because rates of compensation for the Company’s seven employees increased from a uniform $5,000 per person per month to amounts averaging about $15,000 per person.  While the higher compensation rates receive expense recognition, amounts in excess of $5,000 per person per month are accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Until that time, individuals are generally paid $5,000 per person per month.  Accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period total approximately $207,581 at September 30, 2017.

Of the $2,878,998 of operating expenses for the three month period ended September 30, 2017, $1,761,501 relates to stock options and warrants issued.  That total amount includes $219,848 for product development expenses, $365,099 for general and administrative, $863,587 for officers and directors and $25,338 for investor relations expenses, and another $287,629 for financing fee expenses is discussed below.

In addition to the $1,761,501 of expenses recognized above for stock options and warrants, another $349,000 of general and administrative expenses were recognized as a result of issuing 100,000 shares of Class A common stock valued at $3.49 per share to a consultant to support the Company’s strategic business development activities.  An additional $131,250 of expenses was recognized for 37,500 shares of Class A common stock valued at $3.50 issued for investor relations services.

Most of the costs incurred above for the quarter are significantly higher than the rates of incurrence for prior quarterly periods in 2017.  However, on a going forward basis, many of the quarterly costs are not expected to increase on the same scale as they have during this quarter ended September 30, 2017 relative to prior quarters.

Interest expenses and financing fee expenses increased significantly in the three month period ended September 30, 2017 compared to the prior year amount and compared to amounts incurred in 2017 through June 30, 2017.  Most of the expenses relate to three notes payable: a 12% convertible note in the principal amount of $78,500, and two 10% convertible notes related to the Investment Agreement in the principal amount of $100,000 and $330,000, respectively.

Interest expense for the 12% convertible note payable also includes (in addition to $2,503 of regular interest at 12%) $1,226 of expense recognition relating to the amortization of the $3,500 of lender’s original discount costs.  Interest expense on the 10% Commitment Note for $100,000 includes not only regular interest at the stated 10% rate, but an additional accrued amount that effectively increases the yield because of the guaranteed minimum interest amount equal to 10% of the note amount during the seven month period and due at the maturity date of the note.  Total interest recognized on the Commitment Note for the period is $1,810.

Interest expense recognized on the 10% Convertible Note borrowing of $165,000 on August 24, 2017 totals $32,533 for the three month period ended September 30, 2017.  That amount has three components.  Within the total, $2,958 of the expense relates to the guaranteed minimum interest amount ($16,500 to be recognized over the seven month life of the Convertible Note and due at maturity), another $4,840 of the expense relates to the amortization of the $27,000 lender’s OID and IronClad’s transaction costs recognized on the Convertible Note.  A third component for $24,735 is an amortization of the $138,000 cost recognized (but capped) as an offset to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date that the closing price per share was $3.50).

The financing fee expense of $387,629 for the three month period ended September 30, 2017 has two components: one for $100,000 and a second for $287,629.  The first for $100,000 is the expense recognition of the commitment fee for the Investment Agreement (financed by the 10% Commitment Note for $100,000).  The $287,629 expense component is the valuation determined using the Black-Scholes option pricing model for the immediate vesting of the 82,500 warrants issued to the counterparty of the Investment Agreement as a part of that agreement.  The warrants have an exercise price of $3.00 per share and a term of four years.

While the interest expenses recognized above for the partial periods the notes were outstanding during the period ended September 30, 2017 might be expected to continue at the same rates over the next two to three quarters (adjusted to reflect more days outstanding in future quarters than the “stub” periods of this quarter) the two financing fee expense components recognized as described above are unique only to this quarter.

Nine months ended September 30, 2017 compared to Nine months ended September 30, 2016

During the nine month period ended September 30, 2017, the Company incurred a net loss of $7,666,292 compared to a net loss of $47,822 during the nine month period ended September 30, 2016.  This represents an increased net loss of $7,618,470 during the nine month period ended September 30, 2017 compared to the same prior year period.

The increase in net loss for the nine month period is similar to that for the three month period ended September 30, 2017 in that the increases are attributable to an increase in costs for software and new patent development costs, general and administrative expenses, officer and director fees, professional fees, and financing fees during the nine month period ended September 30, 2017.  Many of the costs incurred were non-cash in that they were recognized as compensation expense in connection with the issuance of IronClad common stock, stock options or warrants.

Of the $800,645 product development costs incurred year to date, $284,940 was recognized as compensation expense in connection with the issuance of stock options.

General and administrative expenses recognized for the nine month period were $2,519,215 of which $1,623,747 were recognized as compensation expenses in connection with the issuance of stock options or warrants.  Similarly, of the $2,659,219 of officer and director expenses recognized, $2,322,317 was recognized as compensation expenses in connection with the issuance of stock options.

Investment banking fees and investor relation expenses totaled $929,516.  Of the expenses incurred, $367,500 was paid for by directly issuing common stock and another $415,508 of the expenses was recognized as compensation expense in connection with the issuance of stock options.  Most of the expenses and especially those related to equity-based payments were made for investment banking related services targeted at raising capital for the Company.

Virtually all of the interest and financing fee expenses for the nine month period ended September 30, 2017 are incurred in the three month period ended September 30, 2017 and are discussed in comparative section immediately above for the three month periods.

Recent Accounting Pronouncements

Recent accounting pronouncements which may affect the Company are described in Note 2 — “New Accounting Requirements and Disclosures” in Part I, Item 1 — “Financial Statements” of this Quarterly Report.

Liquidity and Capital Resources

The Company’s working capital at September 30, 2017 was a deficit of $931,443 compared to a working capital surplus of $23,339 at December 31, 2016.  Working capital decreased primarily due to the increase in accounts payable for costs incurred in activities for research and product development, patent filings for our technologies, general operating activities, and in meeting our obligations to file a registration statement and carry it through to an “effective” status.

As of the date of this filing the Company’s cash balances are less than the $89,570 total at September 30, 2017, and, notwithstanding recent funding received from borrowing on the Convertible Note subsequent to September 30, 2017, continue to be significantly less than the combined sum of its accounts payable and accrued liabilities.

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

Net cash used in operating activities was $1,186,296 during the nine month period ended September 30, 2017 compared with $46,274 during the nine month period ended September 30, 2016.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $123,412 for the nine month period ended September 30, 2017 and zero for the nine month period ended September 30, 2016.  The costs relate directly to new patent applications and related filing costs.

Cash flow from financing activities was $1,348,596 for the nine month period ended September 30, 2017, compared to $207,512 for the nine month period ended September 30, 2016.  The single largest element of the cash source for the nine month period ended September 30, 2017 relates to the cash raised during the quarter ended March 31, 2017 in a private placement of unregistered IronClad common stock for gross proceeds of approximately $1,086,593.

In addition, the company issued three convertible notes payable during the three month period ended September for combined gross proceeds of $343,500.  The gross proceeds from one note were $78,500 ($75,000 net of $3,500 of transaction costs of the lender; 12% interest rate), the gross proceeds of a second note were $100,000; 10% interest rate), and the gross proceeds of a third note were $165,000 ($150,000 net of an original issue discount and related transaction costs of the lender; 10% interest rate).

As a net result of all cash flow activities, cash increased by $38,888 during the nine month period ended September 30, 2017.  The Company had cash of $89,570 as of September 30, 2017.  Cash at the beginning of the period at December 31, 2016 was $50,682.  Cash as of the date of the filing of this report is approximately $56,000.

Off-Balance Sheet Arrangements

There are no off-balance sheet agreements or understandings, preliminary or otherwise, between the Company and its officers, directors, affiliates or lending institutions with respect to any loan agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies.  We have unamortized and undiscounted convertible notes payable debt of approximately $205,801 at September 30, 2017 (all of which have maturity dates within nine months or less) and thus have limited exposure to interest rate risk.  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 4.  Control and Procedures

a)           Evaluation of Disclosure Controls and Procedures

During the first quarter of 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures. This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of September 30, 2017.

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

b)           Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have continued to improve our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September30, 2017.  During the quarter a new director joined the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

•

Lack of sufficient staffing and full-time personnel; incomplete segregation of duties.  Without sufficient staffing it is not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

As a result of these material weaknesses in internal control over financial reporting The Company’s management has concluded that as of September 30, 2017 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

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

Risks associated with the Company

The Company’s officers and directors beneficially own a significant majority, and will continue to own a majority of the Company’s Class A common stock.

Our officers and directors are collectively the beneficial owners of a majority of the Company’s outstanding Class A common stock. As such, they will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Class A common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Company relies on key executives whose absence or loss could adversely affect the business.

The Company relies on the services of its key executives. The loss of the services of any such executive could adversely affect the business. Additionally, because our Chief Technology Officer has other outside business activities, he will only be devoting 70% of his time or approximately thirty hours per week to our operations.

Need for substantial additional capital.

We are in need of additional capital, without which our ability to continue as a going concern will be jeopardized. In order to fund our ongoing, day-to-day operations, we will continue to require significant amounts of additional capital, and the failure to obtain such additional capital will materially adversely affect our operations. Monthly cash outflow is approximately $200,000 to support operations, administrative expenses, and the development of products and services.  In order to effectively implement our plan of operation, we will need to raise at least an additional $2,000,000.

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

We may be unable to protect our intellectual property adequately, which could harm our business, financial condition and results of operations.

We believe that our intellectual property is an essential asset of our business.  We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual provisions, to establish and protect our intellectual property rights in the United States and abroad.  The filing of a patent application or trademark application does not guarantee the issuance of a corresponding patent or trademark.  Thus, our efforts to secure intellectual property rights may not result in enforceable rights against third parties.  Any U.S. or other patents that we acquire may not be sufficiently broad to protect our proprietary technologies, and given the costs of obtaining patent protection, we may choose not to seek patent protection for certain of our proprietary technologies or in certain jurisdictions.  Further, the enforceability of any U.S. or other patent we obtain would be limited by the term of said patent.

Variations in patent and trademark laws across different jurisdictions may also affect our ability to protect our proprietary technologies consistently across the globe.  The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights and patents may be held invalid or unenforceable.  We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights.  Any enforcement efforts we undertake, including litigation, could be time consuming and expensive, could divert management’s attention and may result in a court determining that our intellectual property rights are unenforceable.  If we are not successful in cost-effectively protecting our intellectual property rights, our business, financial condition and results of operations could be harmed.

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

On August 10, 2017, the Company issued 100,000 shares of Class A common stock to Hybrid Titan Management, LLC as compensation for management services.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures

Not applicable:  As of May 17, 2007 the Company had disposed of all of its mineral properties or mining claims.

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
3.1

Certificate of Incorporation of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.4 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).

3.2	Bylaws of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.5 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).
4.1

Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation (incorporated by reference from Exhibit 4.1 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

4.2

Common Stock Purchase Warrant by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 4.2 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

4.3

Registration Rights Agreement by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 4.3 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

10.1

Investment Agreement by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 10.12 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

10.2

Convertible Promissory Note by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 10.13 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

10.3

Convertible Promissory Note by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 10.14 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

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

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IronClad Encryption Corporation

(Registrant)

   /s/ James D. McGraw

James D. McGraw

President, Chief Executive Officer, and

Principal Executive Officer

Dated:  November 20, 2017

   /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  November 20, 2017

Index to Exhibits

Exhibit Number	Description
3.1

Certificate of Incorporation of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.4 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).

3.2	Bylaws of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.5 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).
4.1

Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation (incorporated by reference from Exhibit 4.1 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

4.2

Common Stock Purchase Warrant by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 4.2 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

4.3

Registration Rights Agreement by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 4.3 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

10.1

Investment Agreement by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 10.12 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

10.2

Convertible Promissory Note by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 10.13 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

10.3

Convertible Promissory Note by and between IronClad Encryption Corporation and Tangiers Global, LLC dated August 24, 2017 (incorporated by reference from Exhibit 10.14 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

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