Form 10-K
period 2017-12-31
IRONCLAD ENCRYPTION Corp
filed 2018-04-17
CIK 1455926

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-53662

IronClad Encryption Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0409475 (IRS Employer Identification Number)

One Riverway, 777 South Post Oak Lane, Suite 1700

Houston, Texas  77056

(Address of principal executive offices, including zip code)

(888) 362-7972

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Class A, $0.001 par value	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐  No ☒

As of June 30, 2017, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54,582,818 based on the closing sale price of $3.49 as reported on the OTC QB.  We had 66,523,475 shares of common stock outstanding on April 11, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement, which is due to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2017.

Part I

1

Cautionary Statement on Forward Looking Information

1

Item 1.   Business

1

Item 1A.  Risk Factors

3

Item 1B.  Unresolved Staff Comments

19

Item 2.   Properties

19

Item 3.   Legal Proceedings

19

Item 4.   Mine Safety Disclosures

19

Part II

20

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

20

Item 6.   Selected Financial Data

21

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations Reportable segments

22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

30

Item 8.   Financial Statements and Supplementary Data

31

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

53

Item 9A.  Controls and Procedures

53

Item 9B.  Other Information.

53

Part III

54

Item 10.  Directors, Executive Officers and Corporate Governance.

54

Item 11.  Executive Compensation.

54

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

54

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

54

Item 14.  Principal Accounting Fees and Services

54

Part IV

55

Item 15.  Exhibits, Financial Statement Schedules

55

Signatures

57

Part I

Cautionary Statement on Forward Looking Information

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

Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially than those projected or anticipated.  Actual results could differ materially from those projected in the forward-looking statements.  Although the Company believes its assumptions underlying the forward-looking statements are reasonable, the Company cannot assure an investor that the forward-looking statements set out in this prospectus will prove to be accurate.

Such “forward-looking statements” can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “intends,” “estimates,” “forecast,” “projects,” “should” or “anticipates”, or the negative thereof, or other variations thereon or comparable terminology, or by discussion of strategy.  No assurance can be given that the future results covered by the forward-looking statements will be achieved.  The following matters constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, which could cause actual results to vary materially from the future results covered in such forward-looking statements.

An investor should not rely on forward-looking statements as predictions of future events.  The events and circumstances reflected in the forward-looking statements may not be achieved or occur.  The Company is not under a duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.

Throughout this report, references to “Company”, “IronClad,” “Butte”, “we,” “us,” and “our” refer to IronClad Encryption Corporation and its subsidiary (InterLok) on a consolidated basis.  The terms “Company”, “IronClad” and “Butte” all refer to the same corporate entity, but the use of the IronClad and Butte names are used to refer to different eras of the Company’s history.  The historical eras generally coincide with the changes in business focus in the first weeks of 2017 from the Company’s historical mining activities (Butte) to its current encryption technology activities (IronClad).

Item 1.  Business

Overview

IronClad is engaged in the business of developing and licensing the use of cyber software technology that encrypts data files and electronic communications.  Through our patented Dynamic Synchronous Key Management and Perpetual Authentication technology, we seek to develop and license encryption technology that leads to improvements in cost, implementation, and deployment.

We strive to generate royalty revenue by securing license agreements with leading vendors through sales of ICE-enabled security applications, subscriptions, services and maintenance contracts, as well as sales of our ultra-secure BlackICE gateway and our ultra-secure ICE Phone.  Our suite of security applications will be marketed as stand-alone applications and modules that integrate within security management systems deployed within enterprises.

We are also engaged in providing an array of confidential services in support of infrastructure projects, including the deployment of ICEmicro, IronClad’s proprietary technology and the world’s first context free and natively secure containers, throughout project-specific networks securing the data transmitted to the internal and external networks, databases, and systems.

Corporate History

IronClad Encryption Corporation, now an encryption technology company but formerly known as Butte Highlands Mining Company (hereinafter “Butte” or the “Company”), was organized in May 1929 in Delaware as a mining company.  Butte ceased operating as a mining company in 1942.

In 2009, Butte registered its shares under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the purpose of becoming a reporting company.  The Company’s shares then became listed on the OTC BB, but in time the Company also listed its shares to trade on the OTC QB electronic market, one of the OTC Markets Group over-the-counter markets.

On January 6, 2017, Butte entered into a Share Exchange Agreement with owners of InterLok Key Management, Inc., a Texas corporation (“InterLok”), wherein it issued 56,655,891 shares of its Class A common stock in exchange for 100% of the outstanding shares of InterLok Key Management, Inc.  Immediately following the share exchange, the new Board of Directors of the Company (the “Board of Directors”) changed the Company name to IronClad Encryption Corporation (“IronClad”) changed the stock symbol from BTHI to IRNC, and changed the company’s state of incorporation from Delaware to Nevada.  Later, on October 16, 2017, the Company redomiciled in Delaware from Nevada and adopted a certificate of incorporation (the “Certificate of Incorporation”) and bylaws (the “Bylaws”) as a Delaware corporation.

Liquidity

Since the inception of our business we have incurred significant operating losses.  Through December 31, 2017, we have generated cumulative net losses of $10,691,782.  However, during the first quarter of 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which has begun generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States to provide an array of services in support of an infrastructure project.

Our ability to become profitable on a consolidated basis depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable expense levels.  We continue to explore various alternatives to increase our revenues and unless we can successfully increase our revenues (in excess of the costs we incur to generate these revenues) and our profitability, we will need to raise additional capital through equity or debt financings.

Such capital may not be available, or, if it is available, may not be available on terms that are acceptable to us.  If we are unable to raise sufficient additional capital on acceptable terms or achieve profitability in the near-term, we will likely have a cash shortage which would disrupt our operations, have a material adverse effect on our financial condition or business prospects and could result in us being unable to continue our operations.

Employees and Independent Contractors

As of April 10, 2018, we have 18 employees, all of whom are based in the United States.  We also use independent contractors from time to time for specific projects and functions.  No employees are represented by a union.  Of the 18 employees 10 have been added since December 31, 2017.

Available Information

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (“SEC” or “Commission”). In addition, we expect to furnish stockholders with annual reports containing audited financial statements certified by our independent registered public accounting firm and interim reports containing unaudited financial information as may be necessary or desirable.

Members of the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, and Washington, DC 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Internet address of the Commission is www.sec.gov.  That website contains reports, proxy and information statements and other information regarding issuers, like IronClad Encryption Corporation, that file electronically with the Commission.  Visitors to the Commission’s website may access such information by searching the EDGAR database.

We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference).  Such request should be directed to: Mr. David G. Gullickson, Vice President and Chief Financial Officer at IronClad Encryption Corporation, One Riverway, 777 South Post Oak Lane, Suite 1700, Houston, Texas  77056, (888) 362-7972.  Our website Internet address is www.IronCladEncryption.com.

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

 We lack an operating history and through 2017 have never had revenues or profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

The Company, formerly named Butte Highlands Mining Company, was incorporated on May 3, 1929 for the purpose of mining.  On January 6, 2017, Butte completed an exchange of shares of Butte’s Class A common stock for 100% of the capital stock of InterLok and changed Butte’s business focus from mining to patented encryption technology.  Except for the modest operations of its new subsidiary, IronClad Pipeline IC, Inc. (formed in February 2018), the Company and its other wholly-owned subsidiary, InterLok, have no recent profitable operating history upon which an evaluation of our future success or failure can be made.

Losses incurred through 2017 are a result of costs incurred from the issuance of stock, re-incorporation between states, and legal and accounting costs.  We have never had revenues and we have only very limited current prospects for future revenues.  Our ability to achieve and maintain profitability and positive cash flow depend on:

•	our ability to sell encrypted software licenses and related hardware and services,
•	our ability to generate revenues and positive cash flows from the sale of encrypted software, services and hardware, and
•	our ability to manage development and operating costs.

Based on current plans, we expect to incur operating losses and negative cash flows from consolidated operations in future periods.  This will happen because the costs and expenses associated with the research and development of encryption applications are likely to exceed modest operating revenues in the near future.  As a result, we may not generate sufficient revenues, profits or positive net cash flows in the future.  Failure to generate significant revenues or positive cash flows from operating activities could cause us to suspend or cease operations.

Due to our lack of capital, we must limit our development activity and may not be able to properly develop and complete a software and hardware development program related to our patented technology which will materially affect our business prospects.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not be able to generate, maintain, or increase cash flow. If we cannot maintain or increase our cash flow, we will not be profitable and our business, financial condition, and operating results will suffer.

For the last two fiscal years we have incurred net losses, including net losses of approximately $10,498,114 in fiscal 2017 and $145,615 in fiscal 2016.  As a result, we had an accumulated deficit of $10,691,782 by the end of 2017.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology.  These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

If the data security market does not adopt our data security platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations and financial condition would be harmed.

We are seeking to disrupt the data security market with our patented encryption technology.  However, organizations that use legacy products and services for their data security needs may believe that these products and services sufficiently achieve their purpose.  Organizations may also believe that our products and services only serve the needs of a portion of the data security market.  Accordingly, organizations may continue allocating their information technology (“IT”) budgets for legacy products and services and may not adopt our data security platform.

If the market for data security solutions does not adopt our data security platform, if end-customers do not recognize the value of our platform compared to legacy products and services, or if we are otherwise unable to sell our products and services to organizations, then our revenue will not grow and it will have a material adverse effect on our operating results and financial condition.

Slow development of a market for our products is likely to materially and adversely affect our results of operations.

The demand for our products depends on, among other things, the introduction and widespread acceptance of our encryption software and hardware.  There can be no assurance as to the rate of development or acceptance of our encryption software.  Slow development of the demand for our products and services will adversely affect our operations.

If we fail to manage growth effectively, our business would be harmed.

Our operating structure has also been altered, and any changes or future growth will place significant demands on our management, employees, infrastructure and other resources.  We will also need to continue to improve our financial and management controls and reporting systems and procedures.  We may encounter delays or difficulties in implementing any of these systems.  Additionally, to manage any future change, we will need to hire, train, integrate and retain a number of highly skilled and motivated employees.  If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed.

Furthermore, growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate.  Forecasts relating to our market opportunity and the expected growth in the data encryption market and other markets, including the forecasts or projections referenced in this prospectus, may prove to be inaccurate.  Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all.  Our growth will be affected by many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.  Accordingly, the forecasts of our market opportunity and market growth included in this prospectus should not be taken as indicative of our future growth.

If we are unable to sell products, solutions and maintenance services to new customers, as well as renewals of our products, solutions and services to those customers, our future revenue and operating results will be harmed.

Our future success depends, in part, on our ability to increase sales of our solutions to new customers.  This may require increasingly sophisticated and costly sales efforts and may not result in additional sales.  The rate at which new customers purchase solutions depends on a number of factors, including those outside of our control, such as customers’ perceived need for security and general economic conditions.  If our efforts to sell our products and services to new customers are not successful, our business and operating results may suffer.

Furthermore, customers that purchase our platform have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates.  Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors.

If our customers renew their subscriptions, they may renew for shorter contract lengths or on other terms that are less economically beneficial to us.  We cannot assure you that our customers will renew their subscriptions, and if our customers do not renew their subscriptions or renew on less favorable terms, our revenue may grow more slowly than expected, if at all.

If we do not accurately predict, prepare for, and respond promptly to the rapidly evolving technological and market developments and changing end-customer needs in the network security market, our prospects will be harmed.

The data security market is characterized by rapidly changing technology, changing customer needs, evolving operating system standards and frequent introductions of new offerings.  Additionally, many of our potential end-customers operate in markets characterized by rapidly changing technologies and business plans, which require them to add numerous network access points and adapt increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems, and networking protocols.  As their technologies and business plans grow more complex, we expect these customers to face new and increasingly sophisticated methods of attack.  We face significant challenges in ensuring that our platform effectively identifies and responds to these advanced and evolving attacks without disrupting our customers’ network performance.

The process of developing this new technology is expensive, complex and uncertain.  The success of new products and enhancements depends on several factors, including appropriate component costs, timely completion and introduction, differentiation of new products and enhancements from those of our competitors, and market acceptance.  To build our competitive position, we must commit significant resources to developing new products or enhancements to our platform before knowing whether these investments will be cost- effective or achieve the intended results.

There can be no assurance that we will successfully identify product opportunities, develop and bring new products or enhancements to market in a timely manner, or achieve market acceptance of our platform, or that products and technologies developed by others will not render our platform obsolete or noncompetitive.  If we expend significant resources on researching and developing products or enhancements to our platform and such products or enhancements are not successful, our business, financial position and results of operations may be adversely affected.

These risks are greater in the mobile IT market because software is deployed on phones and tablets that run on different operating systems such as iOS, Android and Windows Phone, and these multiple operating systems change frequently in response to consumer demand.  As a result, we may need to release new software updates at a much greater pace than a traditional enterprise software company that supports only PCs.  We may experience technical design, engineering, marketing and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements.  As a result, we may not be successful in introducing solutions in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

Our products may become quickly outdated.

The data security market for our products is characterized by rapidly changing technology.  Accordingly, we believe that our future success depends on our ability to develop products that can meet market needs on a timely basis.  Although the market expects rapid introduction of new products or product enhancements to respond to new threats, the development of these products is expensive and difficult to achieve.  Furthermore, the timetable for commercial release and availability is uncertain as there can be long time periods between releases and availability of new products.  There can be no assurance that we will even be successful in developing and marketing, on a timely basis, such new products or enhancements, or that our new products or enhancements will adequately address the changing needs of the marketplace, or that we will be able to respond effectively to technological changes introduced by strategic partners or future competitors.

If we delay or fail to introduce new products, our results of operations and financial condition would be materially adversely affected.  Even if we develop timely and successful products and services, there can be no assurance that others will not introduce technology or services that significantly diminish the value of ours or render them obsolete.

We may not gain broad market acceptance for newly developed encrypted software and hardware.

We plan to release new encrypted software and hardware in order to meet the market’s rapidly evolving demands.  The return on our investments in these development efforts may be lower, or may develop more slowly, than we expect.  Further, these solutions may never gain broad market acceptance and they will prove to be profitable in the longer term. If we fail to achieve high levels of market acceptance for new data security solutions or if market acceptance is delayed, our business, operating results and financial performance could be materially, adversely affected.

Additionally, the Company is developing its proprietary software and intends to effect beta and other testing to ensure efficient launch and usability.  However, the Company’s software may experience or develop unanticipated “bugs” that would either delay its release or impede its use once released.  Such delays or problems could impact the Company’s ability to generate revenue or could negatively affect any contractual relationships with users of the software.

If our products do not interoperate with our end-customers’ infrastructure, sales of our products and services could be negatively affected, which would harm our business.

Our products must interoperate with our end-customers’ existing infrastructure, which could have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time.  As a result, when problems occur in a network, it may be difficult to identify the sources of these problems.

If we find errors in the existing software or defects in the hardware used in our customers’ infrastructure or problematic network configurations or settings, we may have to modify our software or hardware so that our products will interoperate with our customers’ infrastructure. In such cases, our products may be unable to provide significant performance improvements for applications deployed in our customers’ infrastructure.  These issues could cause longer installation times for our products and could cause order cancellations, either of which would adversely affect our business, results of operations and financial condition.

Changes in features and functionality by operating system providers and mobile device manufacturers could cause us to make short-term changes in engineering focus or product development or otherwise impair our product development efforts or strategy and harm our business.

IronClad’s software platforms depend on interoperability with operating systems, such as those provided by Apple, Google and Microsoft, as well as other device manufacturers.  Because mobile operating systems are released more frequently than legacy PC operating systems, and there is typically limited advance notice of changes in features and functionality of operating systems and mobile devices, we may be forced to divert resources from our product roadmap in order to accommodate these changes.

In addition, if we fail to enable IT departments to support operating system upgrades upon release, our business and reputation could suffer.  This could disrupt our product roadmap and cause us to delay introduction of planned solutions, features and functionality, which could harm our business.

If functionality similar to that offered by our products is incorporated into existing network infrastructure products, organizations may decide against adding our appliances to their network, which would have an adverse effect on our business.

Large, well-established providers of encryption software and hardware offer, and may continue to introduce, data security features that compete with our products, either in stand-alone security products or as additional features in their network infrastructure products.  The inclusion of, or the announcement of an intent to include, functionality perceived to be similar to that offered by our security solutions in networking products that are already generally accepted as necessary components of network architecture may have an adverse effect on our ability to market and sell our products.  Furthermore, even if the functionality offered by network infrastructure providers is more limited than our products, a significant number of end-customers may elect to accept such limited functionality in lieu of adding appliances from an additional vendor such as us.

Many organizations have invested substantial personnel and financial resources to design and operate their networks and have established deep relationships with other providers of networking products, which may make them reluctant to add new components to their networks, particularly from other vendors such as us. In addition, an organization’s existing vendors or new vendors with a broad product offering may be able to offer concessions that we are not able to match because we currently plan to offer only network security products and have fewer resources than many of our competitors.  If organizations are reluctant to add additional network infrastructure from new vendors or otherwise decide to work with their existing vendors, our ability to increase our market share and improve our financial condition and operating results will be adversely affected.

Fluctuating economic conditions make it difficult to predict revenue for a particular period, and a shortfall in revenue may harm our operating results.

Our revenue will depend significantly on general economic conditions and the demand for products in the IT security market.  Economic weakness, customer financial difficulties, and constrained spending on IT security may result in decreased revenue and earnings.  Such factors could make it difficult to accurately forecast our sales and operating results and could negatively affect our ability to provide accurate forecasts to our contract manufacturers and manage our contract manufacturer relationships and other expenses.  If we do not succeed in convincing customers that our platform should be an integral part of their overall approach to IT security and that a fixed portion of their annual IT budgets should be allocated to our platform, general reductions in IT spending by our customers are likely to have a disproportionate impact on our business, results of operations and financial condition.

General economic weakness may also lead to longer collection cycles for payments due from our customers, an increase in customer bad debt, restructuring initiatives and associated expenses, and lack of investment in our Company.  Furthermore, weakness and uncertainty in worldwide credit markets may adversely impact the ability of our potential customers to adequately fund their expected capital expenditures, which could lead to delays or cancellations of planned purchases of our platform.

Our revenue may be variable and difficult to predict.

Due to the nature of our business, our revenue in any particular period will be derived from sales to customers with whom we began to engage during that same period and therefore our sales may be variable and difficult to predict.  Given this unpredictability, we may be unable to accurately forecast our sales in any given period.  A failure to accurately predict the level of demand for our solutions may adversely impact our future revenue and operating results, and we are unlikely to forecast such effects with any certainty in advance.

We may acquire or enter into other businesses which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

As part of our business strategy, we may enter into or make investments in complementary companies, products, or technologies.  We are a small organization and our ability to acquire and integrate other companies, products or technologies in a successful manner is unproven.  We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions or enter into other business ventures, we may not ultimately strengthen our competitive position or achieve our goals.

We may not have adequate resources to properly integrate and manage these new businesses and any acquisitions we complete could be viewed negatively by our end-customers, investors, and securities analysts. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our Company, the revenue and operating results of the combined company could be adversely affected.

Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue convertible equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our Class A common stock.  The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

The Company’s officers and directors beneficially own a significant majority, and will continue to own a majority, of the Company’s Class A common stock and, as a result, can exercise control over stockholder and corporate actions.

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

The Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition and results of operations.

The Company has a small financial and accounting organization. Being a public company strains the Company’s resources, diverts management’s attention and affects its ability to attract and retain qualified officers and directors.

As a reporting company, the Company is already subject to the reporting requirements of the Exchange Act. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which are potentially prohibitive to the Company as it develops its business plan, products and scope.  These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

Our failure to adequately protect personal information could have a material adverse effect on our business.

A wide variety of provincial, state, national, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data.  These data protection and privacy-related laws and regulations are evolving and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. Our failure to comply with applicable laws and regulations, or to protect such data, could result in enforcement action against us, including fines, imprisonment of Company officials and public censure, claims for damages by end-customers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.

Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to classification of IP addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data.  Even the perception of privacy concerns, whether or not valid, may harm our reputation and inhibit adoption of our products by potential end-customers.

If our security measures are breached or unauthorized access to customer data is otherwise obtained or our customers experience data losses, our brand, reputation and business could be harmed and we may incur significant liabilities.

Our customers will rely on our encryption solutions to secure and store their data, which may include financial records, credit card information, business information, customer information, health information, other personally identifiable information or other sensitive personal information.  A breach of our encryption methods or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation and time-consuming and expensive litigation.

The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, often are not recognized until launched against a target and may originate from less regulated or remote areas around the world.  As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures or enforce the laws and regulations that govern such activities.  If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business could be harmed.

If an actual or perceived breach of network security occurs in our internal systems, our services may be perceived as not being secure and clients may curtail or stop using our solutions.

As a provider of data security solutions, we will be a high profile target and our networks and solutions may have vulnerabilities that may be targeted by hackers and could be targeted by attacks specifically designed to disrupt our business and harm our reputation.  We will not succeed unless the marketplace continues to be confident that we provide effective encryption protection. If a breach of network security occurs in our internal systems it could adversely affect the market’s perception of our solutions.  We may not be able to correct any security flaws or vulnerabilities promptly, or at all. In addition, such a security breach could impair our ability to operate our business.  If this happens, our business and operating results could be adversely affected.

Additionally, the ability of our future solutions to operate effectively could be negatively impacted by many different elements unrelated to our solutions.  For example, a user’s experience may suffer from an incorrect setting in his or her mobile device, an issue relating to his or her employer’s corporate network or an issue relating to the underlying mobile operating system, none of which we control.  Even though technical problems experienced by users may not be caused by our solutions, users often perceive the underlying cause to be a result of poor performance of our solution.  This perception, even if incorrect, could harm our business and reputation.

Because our solutions could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit sales of our solutions.

Personal privacy has become a significant issue in the United States and in other countries where we may offer our solutions.  The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future.  Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information.

In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we may eventually operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union, and the Federal Data Protection Act recently passed in Germany.

 In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.  Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is in conflict with one another, and is inconsistent with our encryption practices or the features of our solutions.  If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our encryption software and hardware, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions.  Privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and possibly, foreign countries.

Our use of open source software could impose limitations on our ability to commercialize our solutions.

Our solutions might contain software modules licensed for use from third-party authors under open source licenses.  Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code.  Some open source licenses might contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use.  If we combine our proprietary solutions with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary solutions to the public or offer our solutions to users at no cost.  This could allow our competitors to create similar solutions with lower development effort and time and ultimately could result in a loss of sales for us.

The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions.  In such event, we could be required to seek licenses from third parties in order to continue offering our solutions, to re-engineer our solutions or to discontinue the sale of our solutions in the event re-engineering cannot be accomplished on a timely basis, any of which could materially and adversely affect our business and operating results.

If we are unable to hire, retain, train, and motivate qualified personnel and senior management, our business could suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel.  The loss of the services of our senior management or any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales and marketing, could significantly delay or prevent the achievement of our development and strategic objectives, and may adversely affect our business, financial condition and operating results.

In addition, many members of our management team only joined us in the last year as part of our investment in the expansion of our business.  Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively. Furthermore, if we are not effective in retaining our key personnel, our business could be adversely impacted and our operating results and financial condition could be harmed.

Competition for highly skilled personnel is often intense.  We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs.  Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

The Company relies on key executives whose absence or loss could adversely affect the business.  We are highly dependent on our management team and consultants, and any failure to retain the services of such parties could adversely affect our ability to effectively manage our operations or successfully execute our business plan.

Our business is dependent on retaining the services of a small number of key personnel of the appropriate caliber as the business develops.  Our success is, and will continue to be to a significant extent, dependent upon the expertise and experience of the directors, senior management and certain key consultants, but the retention of their services cannot be guaranteed.  The loss of key members of our management team or other highly qualified professionals would adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Additionally, because our Chief Technology Officer has other outside business activities, he will only be devoting 70% of his time or approximately thirty hours per week to our operations.

Costs incurred because the Company is a public company may affect the Company’s profitability.

As a public company, the Company incurs significant legal, accounting, and other expenses, and the Company is subject to the rules and regulations of the Securities and Exchange Commission relating to public disclosure that generally involve a substantial expenditure of financial resources to prepare those disclosures. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC, requires changes in corporate governance practices of public companies.

The Company expects that full compliance with such rules and regulations will significantly increase the Company’s legal and financial compliance costs and make some activities more time-consuming and costly, which may negatively affect the Company’s financial results.  To the extent the Company’s earnings are reduced as a result of the financial impact of the Company’s SEC reporting or compliance costs, the Company’s ability to develop an active trading market for the Company’s securities could be harmed.

In addition, as a public reporting company, we are subject to various laws, regulations and standards relating to corporate governance and public disclosure.  Our management team needs to invest significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to significant general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In addition, because public company directors and officers face increased liabilities, the individuals serving in these positions may be less willing to remain as directors or executive officers for the long-term, and we may experience difficulty in attracting qualified replacement directors and officers.

We also experience difficulties in obtaining director and officer liability insurance.  As a result, we may need to expend a significantly larger amount than we previously spent on recruiting, compensating and insuring new directors and officers.

We currently have weaknesses in internal control over financial reporting.  If we fail to rectify these weaknesses and then maintain effective controls, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  Our management and our auditors have identified a material weakness in our disclosure controls and procedures and in our internal control over financial reporting due to insufficient resources in the accounting and finance department.  Due to these weaknesses, there is more than a remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected.

Should we or our auditors identify any other material weaknesses and/or significant deficiencies; those will need to be addressed as well.  Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting could adversely impact the price of our common stock and may lead to claims against us. See Item 9. a and b.

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

Claims by others that we infringe their proprietary technology or other rights could harm our business.

Companies in the data encryption security industry own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property or other rights.  Third parties may in the future assert claims of infringement of intellectual property rights against us.  As the number of products and competitors in our market increases and overlaps occur, infringement claims may increase.  In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection.  In addition, we have not registered our trademarks in all of our geographic markets and failure to secure those registrations could adversely affect our ability to enforce and defend our trademark rights.

Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property.  Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.  Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable to us and the failure to obtain a license or the costs associated with any license could cause our business, financial condition, and operating results to be materially and adversely affected.

In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us.  If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected products or services), effort, and expense and may ultimately not be successful.  Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, royalties or other fees. Any of these events could seriously harm our business, financial condition, and operating results.

We could be subject to additional tax liabilities.

We are subject to U.S. federal, state, local and sales taxes in the United States and may become subject to foreign income taxes, withholding taxes and transaction taxes in several foreign jurisdictions.  Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes.  During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain.  In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities.

We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us.  Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business.

Sales to U.S. federal, state, and local governmental agencies may in the future account for a significant portion of our revenue. Sales to such government entities are subject to the following risks:

•

selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•

government certification requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•

government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•

governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely affect our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

•

governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, thus affecting our ability to sell these products profitably to governmental agencies.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various U.S. federal, state, local jurisdictions and may become subject to regulation by foreign governments in the future. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States.  Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences.

If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, results of operations and financial condition.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse effect on our business, results of operations, and financial condition. In addition, natural disasters could affect our supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis.  In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter.

In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole.  Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results.  All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate.  To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

Risks Related to Our Class A Common Stock

You could lose the value of all of your investment.

An investment in our securities is speculative and involves a high degree of risk.  Potential investors should be aware that the value of an investment in the Company may go down as well as up.  In addition, there can be no certainty that the market value of an investment in the Company will fully reflect its underlying value. You could lose the value of your entire investment.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, which would result in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  The Company is authorized to issue an aggregate of 150,000,000 shares of common stock and 20,000,000 shares of preferred stock.  We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock.  We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise prices) below the price you paid for your stock.

Future sales of our common stock or securities convertible or exchangeable for our common stock, or the perception that such sales might occur, may cause our stock price to decline and may dilute your voting power and your ownership interest in us.

If our existing stockholders or warrant or option holders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the price of our common stock could decline.  The perception in the market that these sales may occur could also cause the price of our common stock to decline.

There currently is a limited market for our Class A common stock and there can be no assurance that an active public market will ever develop.  Failure to develop or maintain an active trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There is currently only a limited public market for shares of our common stock, and an active trading market may never develop.  Our Class A common stock is quoted on the OTC QB market.  The OTC QB market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience.  We may not ever be able to satisfy the listing requirements for our Class A common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market.

Some, but not all, of the factors which may delay or prevent the listing of our Class A common stock on a more widely-traded and liquid market include the following: our stockholders' equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Class A common stock may not be sufficiently widely held; we may not be able to secure market makers for our Class A common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Class A common stock listed.

Should we fail to satisfy the initial listing standards of the national exchanges, or our Class A common stock is otherwise rejected for listing, and remains listed on an OTC market or is suspended from the OTC QB market, the trading price of our Class A common stock could suffer and the trading market for our Class A common stock may be less liquid and our Class A common stock price may be subject to increased volatility.

The price of our Class A common stock historically has been volatile.  This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.

The closing price for our Class A common stock has varied between a high of $12.00 and a low of $1.20.  This volatility may affect the price at which an investor could sell the Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

Our Class A common stock is currently subject to the "penny stock" rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our Class A common stock and cause a decline in the market value of our Class A common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our Class A common stock is listed on a national securities exchange such as the NYSE American or the NASDAQ Stock Market, we expect our Class A common stock to remain eligible for quotation on the OTC QB market, or on another over-the-counter quotation system.  In those venues, however, the shares of our Class A common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.

An investor may find it difficult to obtain accurate quotations as to the market value of our Class A common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Class A common stock, which may further affect the liquidity of our Class A common stock.  This would also make it more difficult for us to raise capital.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our Class A common stock less attractive to investors.

We qualify as a "smaller reporting company" (meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company, and we have a public float of less than $75 million as of the last business day of our most recently completed second fiscal quarter), which allows us to take advantage of a number of exemptions from SEC disclosure requirements in our periodic reports and proxy statements, including, among other things, simplified executive compensation disclosures, only being required to provide two (rather than three) years of audited financial statements, and not being required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.

Decreased disclosures in our SEC filings due to our status as a "smaller reporting company" may make it harder for investors to analyze our results of operations and financial prospects and may cause some investors to find our Class A common stock less attractive because we rely on these exemptions, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

Certain provisions of Delaware law and our charter documents may impede or discourage a takeover, which could adversely impact the market price of our shares.

As a Delaware corporation, we are governed by anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the "DGCL") that prohibit certain publicly-traded Delaware corporations from engaging in a business combination with anyone who owns at least 15% of its common stock for a period of three years after the date of the transaction in which the person acquired the 15% ownership, unless the certificate of incorporation or by-laws of the corporation contain a provision expressly electing not to be governed by this anti-takeover statute, the merger or combination is approved in a prescribed manner, or the corporation does not have a class of voting stock that is listed on a national securities exchange or held by more than 2,000 stockholders of record.

We are currently not subject to these restrictions; however, our certificate of incorporation and by-laws do not contain a provision electing not to be governed by this statute, and once our common stock is listed on a national securities exchange or held by more than 2,000 stockholders of record, we will become subject to these restrictions, which may discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock.

Certain other provisions of Delaware law and of our certificate of incorporation and bylaws impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders, or could discourage a potential acquirer from making a tender offer for our common stock.  In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our Board of Directors.

These provisions include:

•

no cumulative voting in the election of directors;

•

the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director;

•

a requirement that special meetings of stockholders be called only by the chairperson of the board of directors, the chief executive officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of directors,

•

an advance notice requirement for stockholder proposals and nominations;

•

the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and

•

elimination of personal liability for breaches of fiduciary duty as a director, to the extent permitted under the Delaware law.

These restrictions, under certain circumstances, could reduce the market price of our common stock.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting.  In addition, at such time, if any, as we are no longer a "smaller reporting company," our independent registered public accounting firm will have to attest to and report on management's assessment of the effectiveness of such internal control over financial reporting.

Based upon the last evaluation, our management concluded that our internal control over financial reporting was not effective as of such date to provide reasonable assurance to the Company's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Our management identified a material weakness in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

If we fail to maintain effective internal control over financial reporting, we may be unable to prevent or detect fraud or provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.  This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively affect the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404(b).  Our compliance with Section 404(b) may require that we incur substantial accounting expense and expend significant management efforts.  We currently do not have an internal audit group.  We may need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404(b).  We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404(b) by the date on which we are required to so comply.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our Class A common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases

We may not be able to draw funds from the private equity line.

We cannot be assured that we will obtain sufficient funds from the private equity line with Tangiers to continue operations.  The future market price and volume of trading of our Class A common stock limits the rate at which we can obtain money under the private equity line.  Further, we may be unable to satisfy the conditions contained in the Investment Agreement, which would result in our inability to draw down money on a timely basis, or at all. If the price of our Class A common stock declines, or trading volume in our Class A common stock is low, we will be unable to obtain sufficient funds to meet our liquidity needs.

Private equity line draws may result in substantial dilution.

We will issue shares to Tangiers upon exercise of our put rights at a price equal to 80% of the lowest volume weighted average price, or if none, the lowest closing bid price, of our Class A common stock over the 5 trading days including and immediately after the date we deliver and Tangiers confirms receipt of notice of a drawdown request on the private equity line.  Accordingly, the exercise of our put rights may result in substantial dilution to the interests of the other holders of our Class A common stock.

Depending on the price per share of our Class A common stock during the 36 month period of the Investment Agreement, we may need to register additional shares for resale to access the full amount of financing available. Registering additional shares could have a further dilutive effect on the value of our Class A common stock.  If we are unable to register the additional shares of Class A common stock, we may experience delays in, or be unable to, access some of the $5,000,000 available under the private equity line.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our executive and administrative offices are located at One Riverway, 777 South Post Oak Lane, Suite 1700, Houston, Texas 77056 where we rent office space pursuant to a month-to-month rental agreement.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Shares of our common stock, for the periods presented below, were traded on the OTC QB.  The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the OTC QB exchange for the respective periods.

	High	Low
Fiscal 2017:
Fourth Quarter	$8.50	$4.00
Third Quarter	12.00	3.15
Second Quarter	3.79	1.36
First Quarter	1.65	0.59
Fiscal 2016:
Fourth Quarter	$0.52	$0.52
Third Quarter	0.55	0.38
Second Quarter	1.00	0.50
First Quarter	0.00	0.00

On April 12, 2018, the last price for our common stock as reported by the OTC QB was $1.72 per share.  There are approximately 233 stockholders of record of the common stock.

Dividends

We have not paid, and we do not currently intend to pay in the foreseeable future, cash dividends on our common stock.  The current policy of our Board of Directors is to retain all earnings, if any, to provide funds for operation and expansion of our business.  The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

2017 Equity Incentive Plan

The Board of Directors adopted, and the Company’s stockholders subsequently approved, the IronClad Encryption Corporation 2017 Equity Incentive Plan (the “Plan”) effective as of January 6, 2017.  The purpose of the Plan is to foster and promote the long-term financial success of the Company and thereby increase stockholder value.  The Plan provides for the award of equity incentives to certain employees, directors, or officers of, or key advisers or consultants to, the Company and its subsidiaries who are responsible for or contribute to the management, growth or success of the Company or any of its subsidiaries.  The maximum number of shares available for issuance under the Plan is thirty million (30,000,000) shares of Class A common stock.

On October 17, 2017, in connection with the change of the Company’s jurisdiction of incorporation from the State of Nevada to the State of Delaware, the Board of Directors adopted the Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (the “Amended Plan”).

The following table sets forth information about the Amended Plan as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans:
Approved by security holders	22,800,000	$0.79	7,200,000

Not approved by security holders	—	—	—

Total	22,800,000	$0.79	7,200,000

(a)

The number of outstanding options awarded above includes an option awarded to Mr. James D, McGraw to purchase 10,000,000 shares of Class A common stock at an exercise price of $1.00 per share. The option is only exercisable under certain limited circumstances, one of which is that the market price of our Class A common stock reaches a price of $15.00 per share.

Item 6.  Selected Financial Data

Year ended December 31,
Description	2017	2016
Revenue	$ —	$ —
Loss from operations	$ (9,918,677)	$ (141,456)
Net loss	$ (10,498,114)	$ (145,615)

Basic loss per common share	$ (0.16)	$ (0.02)
Weighted average shares outstanding	66,671,954	6,758,824

Cash and cash equivalents	$ 34,325	$ 110,807
Patents, net	$ 157,054	$ 68
Total assets	$ 216,379	$ 110,985
Convertible notes payable, net	$ 341,099	$ 210,000
Shareholder’s equity (deficit)	$ (1,507,266)	$ (186,593)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Reportable segments

Forward-Looking Statements

When used in this Annual Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Item 1A: Risk Factors” above and this “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.  We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our financial statements and notes thereto.

Overview

Our corporate mission is to bring freedom to execute electronic transmissions and store electronic data absent the intrusion of cyber-terrorism that causes destruction and loss by offering proprietary cybersecurity encryption that operates without performance degradation or significant band-width usage.

Our primary business model is to develop and license cyber software technology that encrypts data files and electronic communications.  We seek to generate royalty revenue by securing license agreements with leading vendors through sales of ICE-enabled security applications, subscriptions, services and maintenance contracts, as well as sales of our ultra-secure BlackICE gateway and our ultra-secure ICE Phone.  We are also engaged in providing an array of confidential services in support of infrastructure projects, including the deployment of ICEmicro, IronClad’s proprietary technology and the world’s first context free and natively secure containers, throughout project-specific networks securing the data transmitted to the internal and external networks, databases, and systems.

Operating Plan

Our operating plan within the next twelve months includes the following:

•

Build on our existing support functions of infrastructure projects and operations through the deployment of our proprietary technology.

•

Expand our licensing and deployment of our patented data protection solutions through strategic alliances.

•

List our Class A common stock on a national securities exchange such as the NYSE American or the NASDAQ Stock Market.

Segments

We have only one reportable segment and that segment is focused on expanding our portfolio of patents and developing commercial applications for our patents, and identifying and engaging customers needing the dynamic key encryption advantages that our software provides to improve the security of their businesses.

Review of Comparative Results and Liquidity; Period ended December 31, 2017 compared to period ended December 31, 2016.

Results of Operations

Based on the factors discussed below, the net loss attributable to common shareholders for the year ended December 31, 2017, increased by $10,352,499 to a net loss of $10,498,114, or $0.16 per share in 2017 from a net loss of $145,615, or $0.02 per share in 2016.

Three months ended December 31, 2017 compared to Three months ended December 31, 2016

During the three month period ended December 31, 2017, the Company had a net loss of $2,831,822 compared to a net loss of $26,856 during the three month period ended December 31, 2016.  This represents an increased net loss of $2,804,966 during the three month period ended December 31, 2017.  The increase in net loss is attributable to an increase in costs for software and new patent development costs, general and administrative expenses, officer and director fees, professional fees and financing expenses during the three month period ended December 31, 2017.  Many of the costs incurred were non-cash and were recognized as compensation and financing expenses in connection with the issuance of IronClad common stock or stock options, warrants or beneficial conversion features (“BCFs”).

The $740,067 of product development costs incurred during the quarter (and which also represents nearly half of the year to date development costs incurred of $1,540,712) are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.

Development expenses and officer and director fee expenses increased on July 1, 2017 because rates of compensation for seven of the Company’s employees increased from a uniform $5,000 per person per month to amounts averaging about $15,000 per person.  While the higher compensation rates do receive expense recognition, the deferred amounts in excess of $5,000 per person per month are accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Until that time, individuals were generally paid $5,000 per person per month.  Accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period total approximately $382,170 at December 31, 2017.

The uniform monthly compensation amounts that were being paid through much of the year were suspended for the most part after the middle of October because of limited amounts of cash available to use for other operating costs of the company.  The $5,000 per person per month amounts that were suspended for half of October and all of November and December (and continue to be suspended as of the date of the filing of this report) are nevertheless accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Accrued amounts for suspended salaries during the period total approximately $62,500 at December 31, 2017.

Of the $2,680,120 of operating expenses for the three month period ended December 31, 2017, $1,402,792 relates to stock options and warrants issued.  This total amount for options and warrants includes $236,657 for product development expenses, $170,376 for general and administrative, $841,502 for officers and directors and $154,257 for investor relations expenses.

In addition to the $1,402,792 of expenses recognized above for stock options and warrants, another $660,750 of expenses were recognized for stock grants issued: $451,000 of development expenses were recognized as a result of issuing 110,000 shares of Class A common stock valued at $4.10 per share to consultants to support the Company’s strategic business development activities and $41,000 of general and administrative expenses were recognized as a result of issuing 10,000 shares of Class A common stock valued at $4.10 per share to consultants to support the Company’s strategic business development activities.  An additional $168,750 of expenses were recognized for 37,500 shares of Class A common stock valued at $4.50 issued for investor relations services.

Most of the costs incurred above for the quarter (and prior quarter) are significantly higher than the rates of incurrence for the two quarterly periods in the first half of 2017.  However, on a going forward basis, many of the quarterly costs are not expected to increase on the same scale as they have during this quarter ended December 31, 2017 (and the third quarter of 2017) relative to the two first quarters of 2017.

On August 24, 2017, we entered into an Investment Agreement with Tangiers Global, LLC (“Tangiers”) as the agreement’s counterparty, for the potential future issuance and purchase of shares of our Class A common stock.  The Investment Agreement establishes what is sometimes termed a “private equity line” of funding or an equity drawdown facility.  This facility is discussed in more detail below in the section titled Liquidity and Capital Resources.

On August 24, 2017, in connection with the entry into the Investment Agreement, we also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount.  The initial consideration (“Initial Consideration”) in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for Tangiers’ due diligence and legal fees).  Tangiers may advance additional consideration (each, “Additional Consideration”) to the Company in such amounts and at such dates as Tangiers may choose in its sole discretion.

Interest expenses and financing fee expenses increased significantly in the twelve month period ended December 31, 2017 compared to the prior year amount and compared to amounts incurred in 2017 through June 30, 2017.  Most of the expense recognition relates to four notes payable, three were entered into late in the third quarter of 2017: a 12% convertible note in the principal amount of $78,500, two 10% convertible notes related to the Investment Agreement in the principal amounts of $100,000 and $330,000 (of which only $165,000 was initially drawn), respectively, and a fourth 10% convertible note, entered into during the fourth quarter and also related to the Investment Agreement, in the principal amount of $82,500 (which was a second draw under the $330,000 facility and subsequent to the $165,000 draw referred to above).

Summary information regarding interest cost expense recognition for periods ended December 31, 2017 are as follows:

Three month period ended December 31	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Total 2017	Total 2016
Convertible note, 12%	$2,374	$ 1,163	$ 4,116	$ 7,653	$ —
Convertible note, 10%	4,381	—	—	4,381	—
Convertible note, 10%	7,160	11,717	59,887	78,764	—
Convertible note, 10%	2,673	4,373	22,352	29,398	—
Shareholder convertible note, 5% c	(181)	—	—	(181)	1,541
Totals	$16,407	$17,253	$86,355	$120,015	$ 1,541

Twelve month period ended December 31	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Total 2017	Total 2016
Convertible note, 12%	$4,878	$ 2,388	$ 4,116	$ 11,382	$ —
Convertible note, 10%	6,190	—	—	6,190	—
Convertible note, 10%	10,118	16,557	84,622	111,297	—
Convertible note, 10%	2,673	4,373	22,352	29,398	—
Shareholders convertible notes, 5% c	1,973	—	—	1,973	4,160
Totals	$25,832	$ 23,318	$ 111,090	$160,240	$ 4,160

Interest expense of $7,653 during the three month period ended December 31, 2017 for the 12% convertible note payable includes (in addition to $2,374 of regular interest at 12%) $1,163 of expense recognition relating to the amortization of the $3,500 of lender’s original discount costs, and another $4,116 of expense recognition related to the amortization of the debt discount amount of $77,388 (gross) and the $126,578 derivative liability recorded on the stated conversion date of the note (December 23, 2017) along with the $49,190 loss on issuing the derivative also recorded with the fair valuation adjustment (using a Black-Scholes valuation model) of the note.

Similarly, interest expense on the 10% Commitment Note for $100,000 includes not only regular interest at the stated 10% rate, but an additional accrued amount that effectively increases the yield because of the guaranteed minimum interest amount equal to 10% of the note amount during the seven month period and due at the maturity date of the note. Total interest recognized on the Commitment Note for the period is $4,381.

Interest expense recognized on the 10% Convertible Note borrowing of $165,000 on August 24, 2017 totals $78,764 for the three month period ended December 31, 2017.  That amount has three components. Within the total, $7,160 of the expense relates to the guaranteed minimum interest amount ($16,500 to be recognized over the seven month life of the Convertible Note and due at maturity), another $11,717 of the expense relates to the amortization of the $27,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note.  A third component for $59,887 is an amortization of the $138,000 cost recognized (but capped) as an offset (a debt discount) to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date that the closing price per share was $3.50).

Interest expense recognized on the 10% Convertible Note borrowing of $82,500 on October 23, 2017 totals $29,398 for the three and twelve month period ended December, 2017.  That amount has three components. Within the total, $2,673 of the expense relates to the guaranteed minimum interest amount ($8,250 to be recognized over the seven month life of the Convertible Note and due at maturity), another $4,373 of the expense relates to the amortization of the $16,500 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note.  A third component for $22,352 is an amortization of the $69,000 cost recognized (but capped) as an offset to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date that the closing price per share was $4.40).

Twelve months ended December 31, 2017 compared to Twelve months ended December 31, 2016

During the twelve month period ended December 31, 2017, the Company incurred a net loss of $10,498,114 compared to a net loss of $145,615 during the twelve month period ended December 31, 2016.  This represents an increased net loss of $10,352,499 during the twelve month period ended December 31, 2017 compared to the same prior year period.

The increase in net loss for the twelve month period is similar to that for the three month period ended December 31, 2017 in that the increases are attributable to an increase in costs for software and new patent development costs, general and administrative expenses, officer and director fees, professional fees, and financing fees during the twelve month period ended December 31, 2017.  Many of the costs incurred were non-cash in that they were recognized as compensation expense in connection with the issuance of IronClad common stock, stock options or warrants.

Of the $1,540,712 product development costs incurred for the year, $521,597 was recognized as compensation expense in connection with the issuance of stock options.  Another $451,000 was recognized as a result of issuing stock for development services.

General and administrative expenses recognized for the twelve month period were $2,938,087 of which $1,794,123 were recognized as compensation expenses in connection with the issuance of stock options or warrants; an additional $390,000 of expense was recognized as a result of issuing stock for services.

Similarly, of the $3,688,852 of officer and director expenses recognized, $3,163,819 was recognized as compensation expenses in connection with the issuance of stock options.

Investment banking fees and investor relation expenses totaled $1,282,345.  Of the expenses incurred, $536,250 was paid for by directly issuing common stock and another $569,765 of the expense was recognized as expense in connection with the issuance of stock options.  Most of the expenses and especially those related to equity-based payments were made for investment banking related services targeted at raising capital for the Company.

Virtually all of the interest and financing fee expenses for the twelve month period ended December 31, 2017 are incurred in the three month periods ended September 30, and December 31, 2017; those that relate to the three month period ended December 31, 2016 are discussed in the comparative section immediately above for the three month period ended December 31, 2017.

Interest expense totaling $11,382 during the twelve month period ended December 31, 2017 for the 12% convertible note payable includes (in addition to $4,878 of regular interest at 12%) $2,388 of expense recognition relating to the amortization of the $3,500 of lender’s original discount costs, and another $4,116 of expense recognition related to the amortization of the contra account amount of $77,388 (gross) recorded in conjunction with the fair valuation adjustment (using a Black-Scholes valuation model) of the note on the on the date it became convertible (December 23, 2017) and as allowed under the terms of the note.

Similarly, interest expense on the 10% Commitment Note for $100,000 includes not only regular interest at the stated 10% rate, but an additional accrued amount that effectively increases the yield because of the guaranteed minimum interest amount equal to 10% of the note amount during the seven month period and due at the maturity date of the note. Total interest recognized on the Commitment Note for the period is $6,190.

Interest expense recognized on the 10% Convertible Note borrowing of $165,000 on August 24, 2017 totals $111,297 for the twelve month period ended December, 2017.  That amount has three components. Within the total, $10,118 of the expense relates to the guaranteed minimum interest amount ($16,500 to be recognized over the seven month life of the Convertible Note and due at maturity), another $16,557 of the expense relates to the amortization of the $27,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note.  A third component for $84,622 is an amortization of the $138,000 cost recognized (but capped) as an offset to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date that the closing price per share was $3.50).

The financing fee expense of $370,129 for the twelve month period ended December 31, 2017 has two components: one for $82,500 (originally recorded for $100,000 at the outset of the loan, but reduced by $17,500 because our S-1 became effective before 135 days after the date of the loan) and a second for $287,629.  The first for $82,500 is the expense recognition of the commitment fee for the Investment Agreement (financed by the 10% Commitment Note for $100,000, and automatically reduced for timely issuance of an S-1).  The $287,629 expense component is the valuation determined using the Black-Scholes option pricing model for the immediate vesting of the 82,500 warrants issued to the counterparty of the Investment Agreement as a part of that agreement.  The warrants have an exercise price of $3.00 per share and a term of four years.

While the interest expenses recognized above for the partial periods the various notes were each outstanding during the last two quarters of 2017, those expenses might be expected to continue at the same rates over the next one to two quarters (adjusted to reflect more or fewer days outstanding in future quarters than the initial “stub” periods of the last two quarters or the ending “stub periods” as the notes mature;) the two financing fee expense components recognized as described above, however, are unique only to the prior three month period ended September 31, 2017.

Our effective tax rate for 2017 was estimated to be 21% compared to 35% in the prior year ended December 31, 2016.  The effective tax rate for the current year was dramatically lower due to the Tax Cuts and Jobs Act.

Because the Company only has cumulative losses to date and net deferred tax assets related the net operating losses we paid no taxes in 2017.  Because of the uncertainty of ever using the deferred tax assets those assets are fully reserved for.  Consequently, the changes in the tax rate have had no net effect on our tax assets or net expense recognition.  There was certainly no net effect on our cash flows.  See Note 10, Income Taxes.

Recent Accounting Pronouncements

Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the annual financial statements below.

Liquidity and Capital Resources

General

	Year Ended December 31,
	2017	2016
Net cash used in operating activities	$(1,188,682)	$ (165,393)
Net cash used in investing activities	(157,016)	—
Net cash provided by financing activities	1,269,216	216,075
Increase (Decrease) in cash and cash equivalents	(76,482)	50,682

Cash and cash equivalents at the beginning of the year	110,807	60,125
Cash and cash equivalents at the end of the year	$ 34,325	$110,807

The Company’s working capital at December 31, 2017 was a deficit of $1,664,320 compared to a working capital surplus of $71,719 at December 31, 2016.  Working capital decreased primarily due to the increase in accounts payable for costs incurred in activities for research and product development, patent and trademark filings for our technologies, general operating activities, and in meeting our obligations to file a registration statement and carry it through to an “effective” status in mid-December 2017.

As of the date of this filing the Company’s cash balances, while more than the $34,325 total at December 31, 2017, and, notwithstanding recent funding received from borrowing on the convertible notes and other loans subsequent to December 31, 2017, continue to be significantly less than the combined sum of its accounts payable and accrued liabilities.

As a result, absent additional cash inflows, we do not have adequate capital resources to continue to meet all of our current and future obligations as they may come due over the next quarter and next twelve months. We expect to receive revenue from sales of our services in the first quarter of 2018 of approximately $300,000. Nevertheless, we expect that we will still need additional cash inflows of at least about $5,000,000 to continue to implement our business plans for the next twelve months.  Being able to continue with our operations will depend on our obtaining additional resources by issuing either debt or equity securities.  If we are not able to obtain additional capital resources, we may only be able to operate and maintain our periodic reporting obligations for the next few months.

No assurance can be given that any of these actions can be completed.

Net cash used in operating activities was $1,188,682 during the twelve month period ended December 31, 2017 compared with $165,393 during the twelve month period ended December 31, 2016.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $157,016 for the twelve month period ended December 31, 2017 and zero for the twelve month period ended December 31, 2016. The costs relate directly to new patent applications and related filing costs.

Cash flow from financing activities was $1,269,216 for the twelve month period ended December 31, 2017, compared to $216,075 for the twelve month period ended December 31, 2016. The single largest element of the cash source for the twelve month period ended December 31, 2017 relates to the cash raised during the quarter ended March 31, 2017 in a private placement of unregistered IronClad common stock for gross proceeds of approximately $1,086,593.

In addition, the Company issued four convertible notes during the twelve month period ended December 31, 2017 for combined gross note amounts of $408,500.  The gross proceeds from one note were $78,500 ($75,000 net of $3,500 of transaction costs), the gross note amount of a second note was $82,500 (as subsequently adjusted), and the gross proceeds of a third note were $165,000 ($150,000 net of an original issue discount and related transaction costs) and the gross proceeds of the fourth note was $82,500 ($69,000 net of $13,500 of transaction costs).

As a net result of all cash flow activities, cash decreased by $76,482 during the twelve month period ended December 31, 2017.  The Company had cash of $34,325 as of December 31, 2017.  Cash at the beginning of the period at December 31, 2016 was $110,807.

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

Shares of Class A common stock issued to Tangiers under the Investment Agreement will be issued pursuant to an exemption from registration under the Securities Act of 1933, as amended.  Pursuant to the Registration Rights Agreement, we have filed a registration statement covering the possible resale by Tangiers of the shares that we issue to Tangiers under the Investment Agreement.  Through the prospectus Tangiers may offer to the public for resale shares of our Class A common stock that we issue to Tangiers pursuant to the Investment Agreement.  The effectiveness of the registration statement was a condition precedent to our ability to sell shares of Class A common stock to Tangiers under the Investment Agreement.

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

We are under no obligation to request a draw down for any period.  If we request a draw down, at least 10 trading days must pass before we submit a subsequent draw down request.  The aggregate total of all draws cannot exceed $5,000,000 and no single draw can exceed $500,000.  In addition, the Investment Agreement does not permit us to make a draw down if the issuance of shares to Tangiers pursuant to the draw down would result in Tangiers and certain of its affiliates owning more than 9.99% of our outstanding Class A common stock on the date we exercise a draw down.  Pursuant to the Registration Rights Agreement, we have registered 1,000,000 shares of Class A common stock for possible issuance and resale under the private equity line.

As consideration for its commitment to purchase shares of our Class A common stock pursuant to the Investment Agreement, we issued to Tangiers a 7 month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000 (subsequently reduced automatically to $82,500 after our S-1 became effective on December 18, 2017).  The Commitment Note is convertible into shares of our Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default occurs solely due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of our Class A common stock of the Company at a per share equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

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

We expect to be earning revenue from sales of our services in the first half of 2018.  Regardless, we expect to need several million to continue implementing our plans.  While the stated maximum amount under the equity line may appear to be sufficient for our purposes over the next several months the practical application of the equity line funding formulas which consider trading volumes and defined average prices of our common stock may “calculate out” in a way to limit the cumulative or individual amounts we might draw down over time.

Our daily trading volumes have been historically low, usually not much more than a few hundred shares per day.  Also, the number of freely tradeable shares of Class A common stock that are already registered is just under 1,500,000.  Our registration statement registered another 4,605,000 held by existing shareholders who are selling their stock (from which IronClad will receive no proceeds) and 1,000,000 shares in connection with the equity line of funding with Tangiers (from which IronClad may generate funding).  Because of the relatively limited size of the present and near-term population of registered shares, IronClad may find it necessary to raise funds through additional and alternate sales of debt or equity securities.  Acting on such alternatives is not precluded by the Investment Agreement or any note agreement of IronClad.

Critical Accounting Policies

In Note 2 to the audited financial statements for the year ended December 31, 2017 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  By their nature, these judgments are subject to an inherent degree of uncertainty.  On an on-going basis, we evaluate our estimates and base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities.  The actual results may differ from these estimates under different assumptions or conditions.

Off-Balance Sheet Arrangements

There are no off-balance sheet agreements or understandings, preliminary or otherwise, between the Company and its officers, directors, affiliates or lending institutions with respect to any loan agreements.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Share-Based Compensation

We follow ASC 718 which requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the award-date fair value of the award.  We account for non-employee share-based awards based upon the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.”

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies.  We have unamortized and undiscounted convertible notes payable debt of approximately $408,500 at December 31, 2017 (all of which have maturity dates within nine months or less) and thus have limited exposure to interest rate risk.  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 8.  Financial Statements and Supplementary Data

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

802 N Washington

Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IronClad Encryption Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IronClad Encryption Corporation as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of IronClad Encryption Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and we are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative operating losses since inception and has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 of the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2011.

Spokane, Washington

April 17, 2018

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$ 34,325	$ 110,807
Prepaid expenses and deposits	25,000	110
Total current assets	59,325	110,917

Other assets
Patents, net	157,054	68
Total other assets	157,054	68

Total assets	$ 216,379	$110,985

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$437,835	$ 1,365
Accounts payable, legal fees	357,515	—
Accounts payable, related parties	32,314	—
Accrued liabilities	86,353	23,029
Accrued liabilities, compensation	444,670	—
Accrued interest	23,859	4,142
Convertible note payable, 12%, net	4,116	—
Convertible note payable, 12%, derivative liability	126,578	—
Convertible note payable, 10%, net	82,500	—
Convertible note payable, 10%, net	101,179	—
Convertible note payable, 10%, net	26,726	—
Advances payable to related party	—	10,662
Total current liabilities	1,723,645	39,198

Convertible notes payable 5%	—	210,000
Total other liabilities	—	210,000
Commitments and contingencies	—	—
Total liabilities	1,723,645	249,198

Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock, Class A, $0.001 par value, 150,000,000 shares authorized; 66,303,195 and 58,098,90 shares issued and outstanding, respectively	66,303	58,099
Common stock, Class B, $0.001 par value, 1,707,093 shares authorized; 1,538,872 and 1,538,872 shares issued and outstanding, respectively	1,539	1,539
Additional paid-in capital	9,116,674	77,298
Subscriptions receivable	—	(81,481)
Accumulated deficit	(10,691,782)	(193,668)
Total shareholders’ equity (deficit)	(1,507,266)	(138,213)

Total liabilities and shareholders’ equity	$ 216,379	$110,985

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Consolidated Statements of Operations

	Years Ended December 31,
	2017	2016
Revenue	$ —	$ —

Operating expenses:
Product development costs	1,540,712	42,000
General, administrative and other operating	2,938,087	69,868
Officer and director fees	3,688,852	—
Investor relations	1,282,345	—
Professional fees	468,651	29,558
Amortization	30	30
Total operating expenses	9,918,677	141,456

Loss from operations	(9,918,677)	(141,456)

Other income (expense):
Interest income	122	1
Interest expense	(160,240)	(4,160)
Financing expenses	(370,129)	—
Loss on issuance of derivative	(49,190)	—
Total other income (expense)	(579,437)	(4,159)

Loss before income taxes	(10,498,114)	(145,615)

Income taxes
Income tax benefit	—	—
Income tax expense	—	—
Total other income tax benefit (expense)	—	—

Net loss	$ (10,498,114)	$ (145,615)

Basic and diluted loss per common share	$(0.16)	$(0.02)
Weighted average shares outstanding, basic and diluted	66,671,954	6,758,824

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Consolidated Statements of Stockholders’ Equity

	Members’ Units		Common Stock							Total
			Class A		Class B		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance, December 31, 2015	1,000	$ 1,000	1,443,017	$ 1,443	1,538,872	$ 1,539	$ 45,398	$ -	$ (48,052)	$ 1,328

Conversion of members units	(1,000)	(1,000)	1,000,000	1,000	-	-	-	-	-	-
Common stock issued for cash at $0.001 per share	-	-	54,555,891	54,556	-	-	-	-	-	54,556
Common stock issued for cash at $0.03 per share	-	-	1,100,000	1,100	-	-	31,900	-	-	33,000
Subscriptions receivable	-	-	-	-	-	-	-	(81,481)	-	(81,481)
Net income for period ending December 31, 2016	-	-	-	-	-	-	-	-	(145,616)	(145,616)
Balance, December 31, 2016	-	$ -	58,098,908	$58,099	1,538,872	$ 1,539	$ 77,298	$ (81,481)	$ (193,668)	$ (138,213)

Common stock issued for cash at $0.15 per share	-	-	6,084,287	6,084	-	-	906,559	-	-	912,643
Common stock issued for convertible debt at $0.15 per share	-	-	1,400,000	1,400	-	-	208,600	-	-	210,000
Common stock issued for exercise of options at $0.15	-	-	25,000	25	-	-	3,725	-	-	3,750
Subscriptions receivable collected	-	-	-	-	-	-	-	81,481	-	81,481
Common stock issued for services, development	-	-	100,000	100	-	-	409,900	-	-	410,000
Common stock issued for services, general, administrative	-	-	120,000	120	-	-	430,880	-	-	431,000
Common stock issued for services, investor relations	-	-	475,000	475	-	-	535,775	-	-	536,250
Beneficial conversion feature of NP, Tangiers $165K	-	-	-	-	-	-	138,000	-	-	138,000
Beneficial conversion feature of NP, Tangiers $165K	-	-	-	-	-	-	69,000	-	-	69,000
Stock options issued for development	-	-	-	-	-	-	521,597	-	-	521,597
Stock options issued for services, general and administrative	-	-	-	-	-	-	1,794,123	-	-	1,794,123
Stock options issued: officers, directors	-	-	-	-	-	-	3,163,819	-	-	3,163,819
Stock options issued: investor relations	-	-	-	-	-	-	569,765	-	-	569,765
Stock options issued: financing fees	-	-	-	-	-	-	287,629	-	-	287,629
Net income for period ending December 31, 2017	-	-	-	-	-	-	-	-	(10,498,114)	(10,498,114)
Balance, December 31, 2017	-	$ -	66,303,195	$66,303	1,538,872	$ 1,539	$9,116,670	$ -	$(10,691,782)	$ (1,507,270)

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss:	$(10,498,114)	$(145,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	30	30
Amortization of notes discounts and beneficial conversion features	134,409	—
Investment agreement fees	82,500	—
Loss on issuance of note with embedded derivative	49,190	—
Common stock issued for services, development	451,000
Common stock issued for services, general and administrative	41,000	—
Common stock issued for services, business development	349,000	—
Common stock issued for services, investor relations	536,250	—
Stock options issued` for services, development	521,597	—
Stock options issued for services, general and administrative	1,794,123	—
Stock options issued for services, officers and directors	3,163,819	—
Stock options issued for services, investor relations	569,765	—
Stock options issued for services, financing fees	287,629	—
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits	(24,890)	—
Increase (decrease) in accounts payable	826,299	(36,488)
Increase in accrued liabilities	507,994	12,538
Increase in accrued interest	19,717	4,142
Net cash used in operating activities	(1,188,682)	(165,393)
Cash flows from investing activities:
Patent applications	(157,016)	—
Net cash used in investing activities	(157,016)	—
Cash flows from financing activities:
Proceeds from issuance of common stock	983,693	7,075
Proceeds from issuance of convertible notes payable, 12% and 5%, respectively	78,500	210,000
Less transaction costs	(3,500)	—
Proceeds from issuance of convertible note payable, 10%	165,000	—
Less transaction costs	(27,000)	—
Proceeds from issuance of convertible note payable, 10%	82,500	—
Less transaction costs	(13,500)	—
Exercise and conversion of stock options	3,750	—
Advances payable to related party	(227)	(1,000)
Net cash provided by financing activities	1,269,216	216,075
Increase (decrease) in cash and cash equivalents	(76,482)	50,682

Cash and cash equivalents at beginning of year	110,807	60,125
Cash and cash equivalents at end of year	$ 34,325	$110,807

Supplemental disclosures:
Interest paid in cash	$ 6,115	$ —
Income taxes paid	$ —	$ —
Common stock issued for convertible notes payable	$ 210,000	$ —
Non-cash beneficial conversion rights, 10% notes payable	$ 207,000	$ —

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

Note 1.  Organization, Recent History, and Description of Businesses-Present and Past

Description of Businesses: Present and Past

IronClad Encryption Corporation (formerly Butte Highlands Mining Corporation) is a company developing and licensing cyber software technology to secure data files (stored and at rest) and electronic communications (in motion from electronic transmission over the internet or through telephone systems).  Data at rest and in motion are both safeguarded from unauthorized access through the use of dynamic encryption and perpetual authentication.

InterLok Key Management, Inc. (formerly InterLok Key Management, LLC) is the company that initially developed and maintained the patents and was formed in Texas on June 12, 2006 and incorporated ten years later on June 16, 2016.

On January 6, 2017 InterLok entered into a Share Exchange Agreement ("Share Exchange") with Butte Highlands Mining Company. Under the terms of the agreement, the shareholders of InterLok Key Management, Inc. exchanged all 56,655,891 outstanding shares of InterLok’s common stock for 56,655,891 shares of Class A common stock of Butte Highlands Mining Company.

The Share Exchange was treated as a “reverse merger” with InterLok Key Management, Inc. which is deemed—for accounting recognition purposes—as the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting.  The reverse merger is deemed a recapitalization and the consolidated financial statements represent the substantive continuation of the operations and thus the prior year financial statements of operations are the operating results of its subsidiary InterLok Key Management, Inc., while the capital structure (in terms of authorized preferred and common stock) of its parent Butte Highlands Mining Company remains intact.

Subsequently, the company was renamed IronClad Encryption Corporation to better identify with IronClad’s products and services.

IronClad Encryption Corporation is a next-generation cyber defense company that secures digital assets and communications across a wide range of industries and technologies.  IronClad Encryption-powered solutions use our patented Dynamic Encryption and Perpetual Authentication technologies to make all known key-based encryption technologies virtually impossible to compromise.  Dynamic Encryption Technology eliminates vulnerabilities caused by exposure of any single encryption key by continuously changing encryption keys and keeping the keys synchronized in a fault-tolerant manner.

Perpetual Authentication Technology uses multiple virtual channels for encryption so that in the event one channel is compromised, the other channels maintain encryption integrity.  Together, these technologies not only eliminate the single point of failure problem created by having keys exposed through brute force, side channel, or other types of attack, but do so with very low latency and system performance overhead.  Developers, MSPs, MSSPs and IT organizations can now easily and effectively integrate ultra-secure authentication and encryption measures across essentially all mediums.  This includes the latest processors and operating systems, legacy hardware and software, within or between networks, and on compartmentalized data or entire databases.

 History and Recent Transaction

The “Company” is the term used in these statements and notes to refer to the entity originally incorporated in the State of Delaware in 1929. The registered name of the Company until early in 2017 was Butte Highlands Mining Company (“Butte”).

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

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

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  Through December 31, 2017, InterLok was the only subsidiary of the Company and InterLok’s patents and line of business now are the main basis of the business of the Company on a consolidated basis.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of IronClad and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.  The above consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

 Note 2.  Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements.  The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2017, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $10,691,782. The Company's working capital deficit is $1,664,320 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

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

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at December 31, 2017 and at December 31, 2016.

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

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

At December 31, 2017 the Company had one conversion feature embedded in one of its convertible notes payable.  The fair value measurement of that feature, using a Black-Scholes valuation model, was $126,578 and is reported as derivative liability on the balance sheet.  The Company did not have any assets measured at fair value other than cash and deposits December 31, 2016.

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis amounts of assets and liabilities and their financial reporting amounts at each period-end.  A valuation allowance is recorded against deferred tax asset amounts if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.  See Note 10.

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

One standard issued by the FASB, ASC 606 — Revenue From Contracts With Customers, is effective starting on January 1, 2018 and will apply to the Company.  The Company has recently started providing services to a customer and will recognize revenue from its customer based on services provided to and billed to the customer on an hourly basis.  Adopting this standard is not expected to present unusual difficulties in recognizing revenue earned from our client.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•

estimates in the calculation of share-based compensation expense,

•

estimates in the value of our warrants derivative liability,

•

estimates made in our income tax calculations, and

•

estimates in the assessment of possible litigation claims against the company.

We are subject to claims and liabilities that arise in the ordinary course of business.  We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

Note 3.  Patents

Patents and trademarks are as follows:

	December 31, 2017	December 31, 2016
Patents and trademarks under development	$157,016	-

Patents issued	398	398
Less accumulated amortization	(360)	(330)
	38	68

Patents, net	$157,054	68

Amortization expense for intangible assets during the twelve month periods ended December 31, 2017 and 2016 was $30 and $30, respectively.  Costs totaling $157,016 for new patents and trademarks under development (but as yet not awarded) are capitalized at December 31, 2017.  The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

In addition to its three original patents IronClad also has fifteen, and soon to be sixteen, patents pending (both in the US and internationally).  These pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices. IronClad’s current and original patent portfolio includes three granted US patents.  One patent expired in September 2017 and two are scheduled to expire in 2018.

 Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2017 and 2016, the Company had no amounts on deposit in excess of the FDIC insured limit.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

Note 5.  Convertible Notes Payable

Securities Purchase Agreement

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.  The $3,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note. $1,226 was amortized in the three months ended December 31, 2017; accrued interest payable at December 31, 2017 was $4,877.

The note matures on March 30, 2018 and interest costs accrue on the unpaid principal balance at 12% annually until March 30, 2018, and after that if not paid at maturity interest accrues annually at 22% until the principal amount and all interest accrued and unpaid are paid.

The holder of the note, at its sole election, could convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated June 26, 2017) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

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

The conversion feature of the note represents an embedded derivative.  The derivative value at December 23, 2017 was determined using a Black-Scholes valuation model.  Accounting recognition of $126,578 for the fair value of the derivative liability, $73,272 (net of $4,116 of amortization) was recorded as a contra liability to the original $78,500 recorded liability of the underlying convertible note, and a $49,190 loss was recognized as a fair valuation adjustment to earnings.

Between January 10, 2018 and January 28, 2018 the note holder exercised its rights under the conversion provisions and through operation of the five conversion elections was issued, in total, 50,322 shares of stock which effectively repaid the loan balance.  See Note 14 Subsequent Events below for additional details.

Commitment Note and Convertible Note

On August 24, 2017, IronClad entered into an Investment Agreement to establish an equity line of funding for the potential future issuance and purchase of IronClad’s shares of Class A common stock.  See Note 7.

As consideration for its commitment to purchase shares of IronClad’s Class A common stock pursuant to the Investment Agreement, IronClad issued to the counterparty of the agreement a seven month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000.  The Commitment Note matures on March 24, 2018.  The Commitment Note is convertible into shares of IronClad’s Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default (as of September 30, 2017, and to the date of the filing of this report, no events of default have occurred) occurs solely

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of Class A common stock of the Company at a per share price equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

The Commitment Note is included as a financing fee expense at the date of the transaction.  The Commitment Note was to finance the $100,000 cost of the commitment fee to the counterparty of the Investment Agreement, and is accordingly included in the financing fee expenses for the period ended September 30, 2017.  The amount of the commitment fee could be reduced by $35,000 or $17,500 if a registration statement registering the shares that would be issued under the equity line becomes effective within 90 or 135 days, respectively, of August 24, 2017.  The registration statement was declared effective on December 18, 2017 a period less than 135 days (but more than 90 days) after August 24, 2017.  Consequently the principal balance of the commitment fee was reduced by $17,500 and $100,000 of financing fee expenses originally recognized in the three month period ended September 30, 2017 were adjusted to reflect a lower $82,500 financing fee expense.

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

On March 26, 2018 the Convertible Note holder elected to convert $10,000 of principal balance to 9,958 shares of Class A common stock.

The valuation of the BCF related to the $165,000 borrowing on the Convertible Note and with an intrinsic value of $2.50 per share (based on a $3.50 closing price less the $1.00 per share conversion price) is approximately $424,407 using a Black-Scholes valuation model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the beneficial conversion feature formally recorded is $138,000 ($165,000 net of $27,000) and will be amortized as interest expense over the life of the loan.

On October 23, 2017, a second borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  An additional $6,000 of costs was incurred by IronClad relating to the Convertible Note.  Both the $7,500 and the $6,000 were recorded as discount amounts on the $82,500 note

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

payable and amortized as interest expenses over the life of the borrowing.  The maturity date of this borrowing under the Convertible Note is also defined to be seven months from its borrowing date which is May 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $4.40 making the intrinsic value of the derivative $3.40.  The valuation of the BCF is estimated to be approximately $289,000 and is capped at $69,000, the otherwise undiscounted amount of the note payable.

On March 15, 2018, a third and final borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  The maturity date of this borrowing under the Convertible Note is also defined to be seven months from its borrowing date which is October 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $1.85 making the intrinsic value of the derivative $0.85.

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

Note 6.  Share Exchange Agreement

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

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

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

Note 7.  Common Stock

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

During the three month period ended June 30, 2017, the Company issued i) 240,333 shares of Class A common stock at $0.15 per share for cash in the amount of $36,050 pursuant to a Section 4(a)2 private placement offering, ii) 25,000 shares at $0.15 per share for the conversion of stock options (see Note 8), and iii) 75,000 shares at $2.90 per share for investment banking services valued at $217,500.

During the three month period ended September 30, 2017, the Company issued i) 100,000 shares of Class A common stock at $3.49 per share for consulting services in the amount of $349,000 and ii) 37,500 shares at $3.50 per share for investment banking services valued at $131,250.

During the three month period ended December 31, 2017, the Company issued 157,500 shares of Class A common stock at $4.10 per share to seven parties for consulting services in the amount of $660,750.

On August 24, 2017 IronClad entered into an Investment Agreement for the potential future issuance and purchase of shares of its Class A common stock to establish an equity line of funding to IronClad.  The agreement enables IronClad to issue stock to the counterparty of the agreement in exchange for cash amounts under certain defined conditions for the purchase of IronClad’s stock.  In addition to the equity line, the agreement also included IronClad entering into the Commitment Note in the principal amount of $100,000 to finance the commitment fee of the Investment Agreement and the Convertible Note to borrow up to $330,000 (of which $165,000 was borrowed on August 24, 2017 and a subsequent $82,500 was borrowed on October 23, 2017).  See Notes 5 and 14.

On January 24, 2018 IronClad issued, under the terms of the Investment Agreement, 14,331 shares of its Class A stock in exchange for receipts totaling $25,823 ($1.80 per share) from the counterparty of the Investment Agreement.  Similarly, on February 16, 2018 24,265 shares were issued in exchange for proceeds of $38,824 ($1.60 per share).

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

Note 8.  Share Based Compensation

Equity Incentive Plan

The Board of Directors adopted, and the Company’s stockholders subsequently approved, the IronClad Encryption Corporation 2017 Equity Incentive Plan (the “Plan”) effective as of January 6, 2017.  The purpose of the Plan is to foster and promote the long-term financial success of the Company and thereby increase stockholder value.  The Plan provides for the award of equity incentives to certain employees, directors, or officers of, or key advisers or consultants to, the Company and its subsidiaries who are responsible for or contribute to the management, growth or success of the Company or any of its subsidiaries.

The maximum number of shares available for issuance under the Plan is thirty million (30,000,000) shares of Class A common stock.  On October 17, 2017, in connection with the change of the Company’s jurisdiction of incorporation from the State of Nevada to the State of Delaware, the Board of Directors adopted the Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (the “Amended Plan”).

Additionally, from time to time, we issue non-compensatory warrants, such as warrants issued to investors.

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant.  Such awards do not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock has been issued.  During the year ended December 31, 2017, 287,500 shares were granted for services, none were forfeited (none were issued prior to 2017).  Expenses of $709,000 were recorded in connection with the stock issued as grants for services; $349,000 for business development and $360,000 for investor relations.

Other stock grants were awarded for services, but the underlying stock was issued as unrestricted stock because it was otherwise registered under our S-8 and effective on November 28, 2017 and our S-1 as amended and effective on December 19, 2017,

Note 9.  Stock Options and Warrants

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

During the three month period ended June 30, 2017, the Company awarded 2,945,000 stock options for services valued at $4,657,850 (using the Black-Scholes option pricing model) and 500,000 stock options to an officer of IronClad valued at $731,659 (using the Black-Scholes option pricing model).  Of the total 3,445,000 options recorded as awarded during the period 85,000 vested immediately and received full expense recognition during the three month period ended June 30, 2017.  The remaining 3,360,000 options vest periodically over the next two to four years and will be expensed as they periodically vest.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

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

During the three month period ended December 31, 2017, the Company recorded the award of 37,500 stock options for services valued at $161,921 (using the Black-Scholes option pricing model).  All of the options vested immediately and received full expense recognition during the three month period ended December 31,, 2017.

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  All options and warrants were only issued in 2017.  There was one exercise of 25,000 options during 2017.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants at December 31, 2017:

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years	Vested Options*
75,000	01/16/17	$0.75	1.54%	226.01%	3.00	75,000
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00	—
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00	—
350,000	01/31/17	$0.15	1.19%	132.84%	1.93	350,000
100,000	02/01/17	$0.15	1.22%	134.90%	2.00	100,000
† 100,000	03/13/17	$0.15	1.40%	144.84%	2.00	† 25,000
20,000	03/21/17	$0.15	1.54%	233.07%	3.00	20,000
5,000	04/30/17	$0.75	1.45%	219.35%	3.00	5,000
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00	—
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00	—
80,000	05/31/17	$0.75	1.44%	196.06%	3.00	80,000
660,000	06/12/17	$2.50	1.64%	589.85%	4.00	—
5,000	06/30/17	$3.49	1.55%	197.13%	3.00	5,000
300,000	07/26/17	$3.16	1.63%	296.38%	4.00	—
5,000	07/31/17	$3.50	1.51%	170.61%	3.00	—
37,500	08/25/17	$2.50	1.62%	170.38%	3.00	37,500
25,000	08/31/17	$3.75	1.44%	170.57%	3.00	25,000
37,500	10/26/17	$4.50	1.76%	220.28%	3.00	37,500
13,500,000	Issued				Vested	765,000
† (25,000)	Exercised				Exercised	† (25,000)
13,475,000	Unexercised				Unexercised	740,000

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
500,000	03/15/17	$0.15	1.02%	114.94%	1.40	500,000
82,500	08/24/17	$3.00	1.63%	285.16%	4.00	82,500
582,500	Issued					582,500

Options* and Warrants						Options and Warrants
14,082,500	Issued				Vested	1,347,500
† (25,000)	Exercised				Exercised	† (25,000)
14,057,500	Unexercised				Unexercised	1,322,500

*  The number of outstanding options above does not include an option awarded to the Company’s President to purchase 10,000,000 shares of Class A common stock at an exercise price of $1.00 per share.  The option is only exercisable under certain limited circumstances, one of which is that the market price of the Class A common stock reaches a price of $15.00 per share.  Once vested, these additional options must be exercised within two years of vesting.  The number of options and warrants including these 10,000,000 options totals 24,045,000.

†  On April 11, 2017 an independent company advisor exercised options for 25,000 shares of Class A common stock for $3,750 in cash.

Note 10.  Income Taxes

Federal Income taxes are not currently due since IronClad has had losses since inception.

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

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended December 31, 2017 and 35% for the period ended December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
Net operating losses carryforwards	$ 4,194,568	$ 193,668

Deferred tax asset	$ 880,859	$ 67,780
Valuation allowance for deferred asset	(880,859)	(67,780)
Net deferred tax asset	$ -	$ -

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

At December 31, 2017, the Company has net operating loss carryforwards of approximately $4,194,568 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from December 31, 2016 to December, 2017 was $813,079.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted.  Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective  January 1, 2018.  The Company will compute its income tax expense for the  December 31, 2017 fiscal year using a Federal Tax Rate of 21%.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act.  The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

As of December 31, 2017, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount.  The provisional remeasurement of the deferred tax assets resulted in a $587,239 reduction in tax assets to $880,859 from an estimate of $1,468,099 that the assets would have been using a 35% effective tax rate.  The provisional remeasurement amount is anticipated to possibly change as data becomes available allowing more accurate estimations of our tax positions.

IronClad is subject to federal level income taxes under the jurisdiction of the US, but is not subject to income taxes at any state level.  Tax periods that may still be subject to review by the Internal Revenue Service are the years 2014, 2015, and 2016.  The Company has not identified any aggressive tax positions.

Note 11 – Related Party Transactions

At December 31, 2017 the Company owed approximately $32,314 in accounts payable to management and related parties.  Of the $86,353 of accrued liabilities, approximately $75,000 of that amount relates to the president of the Company; the costs primarily relate to travel costs incurred in raising funds for the Company.

The Company paid $15,249 in consulting fees during 2016 to Eagle Mountain 21, LLC, an entity owned by an officer of the Company.  At December 31, 2016 the Company owed an additional $10,662 amount to that same officer for operating costs incurred and submitted for reimbursement during 2016.  Reimbursement to the officer was made at the start of the quarter ended June 30, 2017.

See also Note 9 regarding stock option awards to management of the Company.

Note 12.  General and Administrative Expenses

General and administrative expenses recognized for the twelve month period were $2,938,087 of which $1,794,123 were recognized as compensation expenses in connection with the issuance of stock options or warrants; an additional $390,000 of expense was recognized as a result of issuing stock for consulting services ($349,000 of which related to business development services).

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

Note 13.  Commitments and Contingencies

We are not engaged in any litigation and, to our knowledge, are not aware of any matters that would give rise to possible litigation.

We lease office space on a month-to-month basis.  The annual cost is less than $5,000.  We have no other leases or rental agreements.

Note 14.  Subsequent Events

Customer Service: Information Center

During the first quarter of 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which has begun generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States to provide an array of services in support of an infrastructure project.

Series of Conversions of the Convertible Note, 12%

The Convertible Note 12% was fully retired through a series of conversion elections during January 2018.  The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2017	$78,500
1/10/2018	$63,500	($15,000)	8,242	$1.82
1/12/2018	$43,500	($20,000)	10,989	$1.82
1/18/2018	$28,500	($15,000)	8,242	$1.82
1/23/2018	$13,500	($15,000)	9,819	$1.53
1/25/2018	$ —	($13,500)	13,030	$1.40
		Total	50,322

New Convertible Notes, 12%

On January 25, 2018 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $88,000.  The Company received cash proceeds of $85,000 net of transaction costs of $3,000.  The $3,000 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, are identical to the initial 12% Convertible note entered into in 2017 and converted earlier in January 2018.

The note matures on October 30, 2018 and interest costs accrue on the unpaid principal balance at 12% annually until October 30, 2018, and after that if not paid at maturity interest accrues annually at 22% until the principal amount and all interest accrued and unpaid are paid.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated January 25, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

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

The conversion feature of the note represents an embedded derivative.  Once definitive pricing facts and circumstances are known in later in the year regarding the market value of IronClad’s common stock at that time, the cost of that derivative will be determined using a Black-Scholes valuation model.  At the close of accounting periods subsequent to the initial valuation a redetermination of the derivative valuation will be made using an updated Black-Scholes valuation model.  Any gain or loss in the liability value will be recognized as a fair valuation adjustment to earnings.

On February 27, 2018 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $53,000.  The Company received cash proceeds of $50,000 net of transaction costs of $3,000.  The $3,000 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, are identical to the initial 12% Convertible note entered into in 2017 and converted earlier in January 2018.

The note matures on November 03, 2018 and interest costs accrue on the unpaid principal balance at 12% annually until November 30, 2018, and after that if not paid at maturity interest accrues annually at 22% until the principal amount and all interest accrued and unpaid are paid.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated February 27, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

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

The conversion feature of the note represents an embedded derivative.  Once definitive pricing facts and circumstances are known in later in the year regarding the market value of IronClad’s common stock at that time, the cost of that derivative will be determined using a Black-Scholes valuation model.  At the close of accounting periods subsequent to the initial valuation a redetermination of the derivative valuation will be made using an updated Black-Scholes valuation model.  Any gain or loss in the liability value will be recognized as a fair valuation adjustment to earnings.

New Convertible Note, 10% under Investment Agreement

On March 15, 2018, a third and final borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  The maturity date of this borrowing under the Convertible Note is also defined to be seven months from its borrowing date which is October 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $1.85 making the intrinsic value of the derivative $0.85.

IronClad Encryption Corporation and Subsidiary

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements

Working Capital Loan for Services to New Customer by IronClad Pipeline IC, Inc.

On February 27, 2018, IronClad borrowed $255,000 gross proceeds as an initial advance on a Credit Agreement (the “Agreement”) with a lending party.  The Agreement, agreed to by both parties on February 1, 2018, enabled the Company, at its sole election, to borrow up to an aggregate amount of $500,000.  The outstanding balance of any advances accrues interest at the annual rate of 8.5%.  There is a transaction financing fee of 2% for any amount drawn under the facility.  Proceeds received net of the transaction fee were $250,000.

On March 21, 2018, IronClad borrowed and additional $245,000 gross proceeds as a second advance under the Agreement.  Proceeds received net of the transaction fee were $240,000.

Interest is to be paid annually in cash on March 1, 2019 and 2020.  There is no penalty for any early principal repayments.  The Company has pledged 500,000 of its common stock as collateral under the terms of the Agreement.  In the event of default by the Company, the lender is entitled to receive one share of Company common stock for every one dollar in principle, interest, penalties, and fees that are owed and outstanding by the Company to Layer 3 Communications.

The Agreement is also supported by a personal $500,000 guarantee from an officer of the Company.

Stock Issuances Pursuant to Investment Agreement

On January 24, 2018 IronClad issued, under the terms of the Investment Agreement, 14,331 shares of its Class A stock in exchange for receipts totaling $25,823 ($1.80 per share) from the counterparty of the Investment Agreement.  Similarly, on February 16, 2018 24,265 shares were issued in exchange for proceeds of $38,824 ($1.60 per share).

Awards of Stock Grants

On January 23, 2018, the Company issued 10,000 shares of its Class A common stock at $2.25 per share to two advisors for services in the amount of about $22,500.

On March 13, 2018, the Company issued 100,000 shares of its Class A common stock at $1.85 per share to five parties for services in the amount of about $185,000.

On April 2, 2018, the Company issued 50,000 shares of its Class A common stock at $1.69 per share to one party for services in the amount of about $84,500.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

During the first quarter of 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of December 31, 2017.

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

b)  Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have continued to improve our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December31, 2017.  During the quarter ended September 30, 2017 a new director joined the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of December 31, 2017 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 11.  Executive Compensation.

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be included in our proxy statement for the 2018 Annual Meeting of Stockholders and is incorporated herein by reference thereto.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(A)

Exhibit Number	Description

2.1

Share Exchange Agreement between Butte Highlands Mining Company and InterLok Key Management, Inc., dated January 6, 2017 (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K (No. 000-53662) filed January 6, 2017)

3.1

Certificate of Incorporation of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.4 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).

3.2	Bylaws of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.5 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).
4.1

Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation (incorporated by reference from Exhibit 4.1 of Amendment No. 2 to the Company’s registration statement on Form S-1 (No. 333-220995) filed November 28, 2017).

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

10.4*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.
10.5*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.
10.6*	Credit Agreement between IronClad Encryption Corporation and Layer 3 Communications dated February 1, 2018.
10.7*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018.
10.8*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018.

10.9**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.10**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.11**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.12**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.13**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.14**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.15**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.16**

Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017 (incorporated by reference from Exhibit 10.11 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

21*	Subsidiaries of the Registrant
23.1*	Consent of Fruci & Associates II, PLLC

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

32.1 ***

Certification of Principal Executive Officer of IronClad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2 ***

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

*   Filed herewith.

**  Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.

(B)

FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required by this item are set forth in the notes to our financial statements set forth on page 31 under Item 8.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IronClad Encryption Corporation

April 17, 2018	/s/ JAMES D. MCGRAW James D. McGraw President, Director and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 17, 2018	/s/ JAMES D. MCGRAW James D. McGraw Director and Principal Executive Officer

April 17, 2018	/s/ GREGORY B. LIPSKER Gregory B. Lipsker Director
April 17, 2018	/s/ JOHN S. REILAND John S. Reiland Director

April 17, 2018	/s/ MARK A. WATSON Mark A. Watson Director

April 17, 2018	/s/ DAVID G. GULLICKSON David G. Gullickson Vice President, Treasurer, and Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description

2.1

Share Exchange Agreement between Butte Highlands Mining Company and InterLok Key Management, Inc., dated January 6, 2017 (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K (No. 000-53662) filed January 6, 2017)

3.1

Certificate of Incorporation of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.4 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).

3.2	Bylaws of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.5 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).
4.1

Form of Common Stock Certificate (Class A) of IronClad Encryption Corporation (incorporated by reference from Exhibit 4.1 of Amendment No. 2 to the Company’s registration statement on Form S-1 (No. 333-220995) filed November 28, 2017).

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

10.4*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.
10.5*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.
10.6*	Credit Agreement between IronClad Encryption Corporation and Layer 3 Communications dated February 1, 2018.
10.7*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018.
10.8*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018.

10.9**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.10**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.11**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.12**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.13**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.14**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.15**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.16**

Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017 (incorporated by reference from Exhibit 10.11 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

21*	Subsidiaries of the Registrant
23.1*	Consent of Fruci & Associates II, PLLC

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

32.1 ***

Certification of Principal Executive Officer of IronClad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2 ***

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

*     Filed herewith.

**   Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.