Form 10-K/A
period 2017-12-31
IRONCLAD ENCRYPTION Corp
filed 2018-04-30
CIK 1455926

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K /A

(Amendment No. 1)

☑ Annual Report under Section 13 or 15 (d)of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Class A, $0.001 par value	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filter” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐  No ☑

As of June 30, 2017, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $54,582,818 based on the closing sale price of $3.49 as reported on the OTC QB.  We had 66,523,475 shares of common stock outstanding on April 11, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Part III

4

Item 10.  Directors, Executive Officers and Corporate Governance.

4

Item 11.  Executive Compensation.

7

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

14

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

16

Item 14.  Principal Accounting Fees and Services.

16

Part IV

17

Item 15.  Exhibits and Financial Statement Schedules

17

Explanatory Note

IronClad Encryption Corporation (the “Company,” “IronClad,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018 (the “Original Form 10-K”).

This Amendment is filed for the purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K which had previously been omitted from the Original Form 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

Due to the fact that the Company’s definitive proxy statement will not be filed on or before April 30, 2018 (i.e., within 120 days after the end of the Company’s 2017 fiscal year) pursuant to Regulation 14A, the reference on the cover of the Original Form 10-K to the incorporation by reference of the registrant’s Proxy Statement into Part III of the Original Form 10-K is hereby deleted, and (i) Items 10 through 14 of the Original Form 10-K have been amended and restated in their entirety and (ii) Part IV, Item 15 of the Original Form 10-K has been amended and restated solely to include as exhibits the new Section 302 certifications required by Rule 13a-14(a) under the Exchange Act.  Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the Section 302 certifications have been omitted.

This Amendment does not amend or otherwise update any other information in the Original Form 10-K.  Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

Past.

Ms. Doris Marie Prater, Ms. Susan Ann Robinson-Trudell, and Paul A. Hatfield resigned as Directors of the Company effective January 16, 2017, in connection with the Share Exchange Agreement between Butte Highlands Mining Company (“Butte”) and Ironclad dated January 6, 2017.

Present.

The following table sets forth the name, age, and positions and offices held with IronClad by each of our Directors as of the date of this Amendment.  There is no family relationship between or among any of the Directors and our Executive Officers.  Board of Directors vacancies are filled by a majority vote of the Board of Directors.  We have a Compensation, Nominating, and Corporate Governance Committee (“CNCG Committee”) and an Audit Committee.

Name	Position	Age
James D. McGraw	Director, Chairman, President and Chief Executive Officer	59
Gregory B. Lipsker	Director *	67
John S. Reiland †	Director *	67
Mark A. Watson	Director *	49

*  Independent Director

†  Mr. John S. Reiland replaced Mr. Jeff B. Barrett, an original Board Member at the time of the share exchange, who resigned from the Board on September 11, 2017 and remains a Vice President and Co-Founder of IronClad.

James D. McGraw.  Mr. McGraw serves as a director and Chairman of the Board (and Principal Executive Officer).  Mr. McGraw joined the Board on January 16, 2017.  Mr. McGraw oversees IronClad’s day-to-day operations, negotiating strategic partnerships and raising growth capital. Prior to IronClad, Mr. McGraw was co-founder of Nova Biosource Fuels, Inc. where he served as its President and as a Board Member.  Mr. McGraw addressed venture capital and investment funding needs guiding the company to a successful public offering in 2006.  In this role, Mr. McGraw proved himself to be a strong champion of stockholders’ concerns.

In previous roles, Mr. McGraw administered services to over 150 companies including Adtec Digital, American Rice, Blockbuster Video, Chuck E. Cheese, Dryper, DataVan, International Recovery, Republic Industries and Swift Energy.  Over his twenty-five year career, he has held posts as founder, CEO and President in a wide range of business sectors, including oil and gas, and computer technology, and has experience in large-scale roll-ups.  Mr. McGraw holds a Secret security clearance.

Gregory B. Lipsker.   Mr. Lipsker joined the Board of Ironclad on January 16, 2017 and is a member of the Audit Committee and the CNCG Committee.  Mr. Lipsker is a graduate of the Georgetown University Law Center.  For thirty-five years Mr. Lipsker practiced law specializing in corporate transactions and securities law, focusing on junior mineral exploration companies.  For the past six years Mr. Lipsker’s principal occupation has been as the owner/winemaker of Barrister Winery in Spokane, Washington.  During that period Mr. Lipsker’s legal practice has been limited to serving as legal counsel to Butte Highlands Mining Company.

John S. Reiland.   Mr. Reiland joined the Board of Ironclad on September 12, 2017 and is the Chairman of the Audit Committee as well as the CNCG Committee.  Mr. Reiland brings a diverse forty year business background encompassing various principal roles in public and private companies.  He has successfully navigated posts as Chief Executive Officer, Chief Financial Officer, and Chief Restructuring Officer in a variety of industries, primarily redirecting and strategically restructuring large-scale companies.  His leadership experience includes religious nonprofits and technology companies and he currently serves on the board of directors for Flotek Industries, Inc. which earned revenue well above $300,000,000 in 2017.

Mr. Reiland’s outstanding leadership secured a nomination for the Los Angeles Business Journal Chief Financial Officer of the Year award in 2009.  He earned a BBA in accounting from the University of Houston and he completed the Stanford Executive Program with the Stanford Graduate School of Business.

Mark A. Watson.   Mr. Watson joined the Board on February 28, 2018.  Mr. Watson brings twenty-six years of corporate and international leadership, and start-up and managerial experience as the internal founder of Accessories Operations and current Director of Device Sourcing of Fitbit, Inc.  Fitbit is the world leader in health and fitness accessories.

He previously served as Client Team Director of PCH International, driving growth, delivery, manufacturing, and distribution of high quality, high-end consumer electronics, including Android devices and iPhones.  Mr. Watson’s management and development experience with Microsoft includes pioneering the evolution of the popular Xbox video gaming product as a founding member of Xbox Operations and Xbox Accessory Operations.  He steered design of the sourcing processes and architected the IT vision for Xbox manufacturing.

Mr. Watson is a former Senior Consultant with Deloitte Consulting and began his career in Operations at Coca-Cola Enterprises, Inc.  Mr. Watson attended Baylor University.

Executive Officers

James D. McGraw , 59, is the President and Chief Executive Officer and is also a Director and Chairman of the Company.  Mr. McGraw has served as Chief Executive Officer since January 6, 2017.  Information about his professional background is discussed in the section above regarding the Board of Directors.

David G. Gullickson , 66, joined the Company on April 17, 2017 and serves as IronClad’s Vice President of Finance, Treasurer and Chief Financial Officer (and, for SEC reporting purposes, Principal Financial and Accounting Officer).  He has over twenty-five years of experience as a corporate executive officer, Chief Financial Officer or Chief Accounting Officer (and corporate Secretary) of several SEC-registered companies on each of the major U.S. (and a Canadian) exchanges and markets, as well as for companies owned by private-equity companies that planned or implemented initial and secondary public offerings.

He has held positions most recently as Vice President, Treasurer, and Principal Financial and Accounting Officer of Hyperdynamics Corporation (OTC QX “HDYN”), Chief Financial Officer of the Southern Ute Indian Tribe (a domestic sovereign nation with over $4,000,000,000 in assets and $300,000,000 of Tribe issued bonds that are “AAA” rated by Fitch and Moody’s), CFO of Greenfields Petroleum Corporation (TSX Venture: “GNF”) operating offshore oil and gas properties in Baku, Afghanistan, and similar companies.  He holds two degrees from the University of Texas in Austin:  a B.A. degree in Economics, and a Master of Professional Accounting degree.  Mr. Gullickson is a Certified Public Accountant.

Len E. Walker, 47, joined the Company on January 6, 2017 and serves as IronClad’s Vice President, Secretary and General Counsel.  He has also specialized in drafting government contracts and coordinating financial and legal agreements.  He completed his twenty year career in the United States Marine Corps as a Major and the Executive Officer and Chief-of-Staff of a USMC combat helicopter squadron, second in command of a 200-person organization with nine aircraft and equipment valued at over $100,000,000.  As the Squadron Security Manager, he was responsible for maintaining and safeguarding all classified material and equipment, as well as initiating and revoking security clearances.

As an officer and pilot in command, he flew over 3,000 hours and served five combat tours in Afghanistan and Iraq.  He was awarded the Meritorious Service Medal and Air Medal with 10 Strike Flights.  Mr. Walker earned a B.B.A. degree from Baylor University, and a Juris Doctor degree from South Texas College of Law.  He continues to hold a Top Secret security clearance.

Board Committees

As of the date hereof, the Board of Directors has established two standing committees:  The Compensation, Nominating and Corporate Governance Committee, and the Audit Committee.

Committee Assignments

The table below reflects the composition of the committees of the Board of Directors.

Name of Director	Compensation, Nominating, and Corporate Governance Committee	Audit Committee
Gregory B. Lipsker	Member	Member
John S. Reiland	Chairman	Chairman
Mark A. Watson
James D. McGraw *
* Chairman of the Board.

Audit Committee

The Audit Committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls.  The Audit Committee also reviews and approves the scope and performance of the Company's independent registered public accounting firm. Mr. Reiland and Mr. Lipsker are the members of the Audit Committee.  All committee members are independent directors.  The Audit Committee has a written charter, which the Audit Committee reviews periodically to assess its adequacy that was adopted in October 2017.  The Audit Committee charter is available at the Company's website at www.ironcladencryption.com.  During the year ended December 31, 2017, the Audit Committee met two times.

The Board has determined that Mr. John S. Reiland, the Chairman of the Audit Committee, is an audit committee financial expert within the meaning of SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2017, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act, except that Mr.  McGraw filed two late Form 4 reports with respect to non-exempt transactions and Mr. Gullickson filed one late Form 3 report with respect to equity securities of the Company beneficially owned by him on the date he became an officer of the Company.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer or Controller, or persons performing similar functions and our directors and officers.  We will provide without charge a copy of our Code of Business Conduct and Ethics upon request.  Such request should be directed in writing to our Corporate Secretary, Len Walker, IronClad Encryption Corporation, One Riverway, 777 South Post Oak Lane, Suite 1700, Houston, Texas 77056.  Our Code of Business Conduct and Ethics is available on our website at www.Ironcladencryption.com.

We may change our Code of Ethics periodically; any updated versions will be posted to our website.

Item 11.  Executive Compensation.

Compensation Overview, Objectives, and Elements

We are an early-stage, small company that is focused on bringing innovative secure technology to the public.  We have accomplished this with a small team of management and technical individuals with significant industry experience.  We have designed our compensation program to attract and retain these highly experienced individuals, who have competing opportunities at more established companies, as well as to motivate and reward these individuals for the successful execution of our business plan.

The CNCG Committee of the Board of Directors reviews the performance of our executives and develops and makes recommendations to the Board of Directors with respect to executive compensation policies.  The CNCG Committee is empowered by the Board of Directors to establish and administer our executive compensation programs.

Because of the uniqueness of our business and operations, the CNCG Committee has concluded that we do not have a single group of peer or comparison companies for purposes of traditional benchmarking and percentile targeting and, as such, the CNCG Committee does not use traditional benchmarking or percentile targeting against a stated peer group in setting compensation.  Rather than looking to a single peer or comparison group of companies, our compensation practice concerning our executives is to review compensation on a position-by-position basis and determine the particular skill set required to be successful at the Company for the particular position in question.

The skill set necessarily varies among positions but may include: executive management experience; technical expertise; security experience; Secret or Top Secret security clearance; experience growing and maturing a company; relevant financial and commercial experience; and relevant compliance and legal experience.  As a result, the CNCG Committee's determinations in setting compensation are often qualitative and subjective, depending on the executive's position.

The details of the processes and procedures for the consideration and determination of executive compensation are described below.

What are the objectives of our executive officer compensation program?

The objectives of the CNCG Committee in determining executive compensation are to (1) attract and retain key individuals, and (2) provide strong financial incentives, at reasonable cost to the stockholders, for senior management to enhance the value of the stockholders' investment.

What is our executive officer compensation program designed to reward?

Our compensation program is designed to reward individuals for the achievement of our business goals and to foster continuity of management by encouraging key individuals to maintain long-term careers with IronClad.

What are the elements of our executive officer compensation program and why do we provide each element?

The elements of compensation that the CNCG Committee uses to accomplish these objectives include:  (1) base salaries and (2) long term incentives in the form of stock and stock options.  From time to time, we also provide perquisites to certain executives and health insurance to all employees.  The elements of compensation that we offer help us to attract and retain our officers.  The specific purpose of each element of compensation is outlined below.

Base Salaries

We provide fixed annual base salaries as consideration for each executive's performance of his or her job duties.  Salaries are set based on level of responsibility, skills, knowledge, experience, and contribution to IronClad’s business.

Long-term Incentives

We can provide long-term incentives in the form of stock and stock options.  Our practice has been to provide stock options as our preferred form of long-term incentives.  Long-term incentives are a component of variable compensation because the amount of income ultimately earned is dependent upon and varies with our common stock price over the term of the option.  The stock option awards tie a portion of executive compensation to the stock price and accordingly our financial and operating results.  We do not use a formula to determine stock and stock option awards to executives.  Stock option awards are not designed to be tied to yearly results.  We view stock option awards as a means to encourage equity ownership by executives and thus to generally align the interests of the executives with the stockholders.

Our 2017 Plan authorizes the CNCG Committee to award stock options, restricted stock, and stock registered under a Form S-8 registration statement to officers and other key employees.  The CNCG Committee implements this authority by awarding stock options designed to align the interests of all senior executives to those of stockholders.  This is accomplished by awarding stock options, which rise in value based upon the market price rise of IronClad’s common stock, on a systematic basis.

We report the estimated fair value of our stock option awards, as determined for accounting purposes in accordance with ASC 718, using the Black-Scholes option pricing model in the Summary Compensation Table and the Outstanding Equity Awards at 2017 Fiscal Year End Table.  The amount reflected for accounting purposes does not reflect whether the executive has or will realize a financial benefit from the awards.  Because stock option awards are made at a price equal to or above the market price on the date of award, stock options have no intrinsic value at the time of award.  We believe the potential appreciation of the option awards over the stock price provides motivation to executives.

Perquisites

Perquisites are determined on a case-by-case basis by the CNCG Committee.  During the fiscal year ended December 31, 2017, no executive officer received any perquisites.

How do we determine the amount for each element of executive officer compensation?

Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs.  We consider such factors as competitive compensation packages as negotiated with our officers; evaluations of the President and Chief Executive Officer and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers' ability to work in relationships that foster teamwork among our executive officers; officers' individual skills and expertise; and labor market conditions.  We did not engage a third-party compensation consultant during the fiscal years ended December 31, 2017 or 2016.

During the fiscal years ended December 31, 2017 and 2016, total executive compensation consisted of base salary and option awards.  Generally, the option awards for executives are negotiated in the executive's contract, with an exercise price based on the market price on the award date.  Special option awards are also issued to executives and employees on a case-by-case basis during the year for significant achievement.  Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

Administration of Executive Compensation

The CNCG Committee reviews and approves corporate goals and objectives relevant to compensation of the NEOs, evaluates the NEOs' performance, and sets their compensation.  In determining compensation policies and procedures, the CNCG Committee considers the results of stockholder advisory votes on executive compensation and how the votes have affected executive compensation decision and policies.

Chief Executive Officer involvement in compensation decisions

The Chief Executive Officer makes recommendations to the CNCG Committee concerning the employment packages of all subordinate officers.  Neither the Chief Executive Officer nor any other Company officer or employee attends periodic executive sessions of the CNCG Committee.

How compensation or amounts realizable from prior compensation are considered

The amount of past compensation generally does not affect current year considerations because long term incentives are awarded for each individual’s fiscal year job performance.  As part of its ongoing review process, the Committee regularly evaluates our compensation programs to ensure they meet changing business needs and support alignment with stockholders' interests.

Tax considerations

Our compensation plans are designed generally to ensure full tax deductibility of compensation paid under the plans.

This includes compliance with Section 162(m) of the Internal Revenue Code, which limits our tax deduction for an executive's compensation to $1,000,000 unless certain conditions are met. For the fiscal year ended December 31, 2017, the full amount of all compensation provided to all executives was tax deductible to the Company.

Timing, award date, and exercise price for stock option awards

Our policy is to award stock options upon hiring of the employee and on a case by case basis throughout the year.  Stock option exercise prices are the closing price on the date of grant.  We foresee making certain awards based on the completion of performance criteria.

Analysis of variations in individual NEOs compensation

Each NEO's compensation is detailed in the Compensation Tables below.  For those NEOs who have employment agreements, each such agreement is described under the caption "Agreements with Executives and Officers."

Employment Agreements

More fully described below in "Agreements with Current Executives and Officers”.

Described below are the details of the processes and procedures for the consideration and determination of executive compensation for fiscal year 2017.

Salaries

On August 17, 2017, the Board of Directors approved the annual base salaries for the Chief Executive Officer and all Named Executive Officers:

Mr. McGraw:  $104,400.  Effective January 6, 2017, Mr. McGraw received a monthly salary of $5,000. Mr. McGraw agreed to receive $5,000 and to defer $3,700 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amounts.  Eventually, and only once the Board determines that the Company has sufficient resources and liquidity, Mr. McGraw’s annualized base salary will be adjusted to $500,000.

Mr. Gullickson:  $225,000.  Effective May 1, 2017, Mr. Gullickson received a monthly salary of $5,000, and Mr. Gullickson agreed to a deferral of $13,750 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Gullickson’s annualized base salary of $225,000.

Mr. Walker:  $200,000.  Effective January 6, 2017, Mr. Walker received a monthly salary of $5,000, and Mr. Walker agreed to a deferral of $11,667 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Walker’s annualized base salary of $200,000.

Subsequently, on October 15, 2017, payment of all salaries for all IronClad officers and employees were suspended indefinitely until such time as the company is financially able to resume the payments.  The salary liability and expense amounts continue to be accrued, however, even though the payments are being deferred.

Long-Term Incentive Stock Option Awards

On August 17, 2017, the Compensation, CNCG Committee approved stock option awards to the NEOs effective January 6, 2017.  Those details are discussed the table below.

Compensation Table

The following table shows salaries, bonuses, incentive awards, retirement benefits and other compensation relating to fiscal years ended December 31, 2017 and December 31, 2016 for our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and other executive officers.  Columns for some compensation categories for which there was no compensation have been omitted.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

James D. McGraw	2017	$ 79,500	—	—	$5,188,987	$ 13,331	$5,268,487
President, PEO	2016	—	—	—	—	—	—
David G. Gullickson	2017	$122,500	—	—	$ 731,659	$ 10,907	$ 854,159
Vice President, PFO	2016	—	—	—	—	—	—
Len E. Walker	2017	$126,000	—	—	$1,297,246		$1,423,246
Vice President, Secretary	2016	—	—	—	—	—	—

(1)  Reflects the award date fair value, computed using the Black-Scholes option pricing model for options awarded in fiscal year 2017 and fiscal year 2016.  For a description of the assumptions used for purposes of determining award date fair value, see Note 9. Stock Options and Warrants to the Financial Statements included in the original Form 10-K.

Equity Awards

The following table shows stock awards made to the named executives in fiscal year 2017 and their outstanding equity awards as of December 31, 2017.

Outstanding Equity Awards at 2017 Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Options Exercise Price ($/Share)	Options Expiration Date	Number of Shares of Stock Underlying Options That Have Not Vested (#)	Market Value of Shares of Stock Underlying Options That Have Not Vested ($) †
James D. McGraw, PEO	—	10,000,000	$1.00	*	10,000,000	$72,500,000
		4,000,000	$0.15	1/05/2024	4,000,000	$29,000,000
David G. Gullickson, PFO	—	500,000	$1.47	1/05/2024	500,000	$3,625,000
Len E. Walker	—	1,000,000	$0.15	1/05/2024	1,000,000	$7,250,000

*  These outstanding options are options awarded to the Company’s President to purchase 10,000,000 shares of Class A common stock at an exercise price of $1.00 per share.  The option is only exercisable under certain limited circumstances, one of which is that the market price of the Class A common stock reaches a price of $15.00 per share.  Once vested (which occurs also at the time the stock price reaches $15.00 per share), these additional options must be exercised within two years of vesting.

†  The price at which the last stock sale occurred for the year ended December 31, 2017 was $7.25 per share.

#  Options vesting schedule for all awards above:  one quarter of the shares vest per year beginning January 5, 2018, continuing in 2019, 2020, and 2021.  This schedule does not apply to Mr. McGraw’s option to purchase 10,000,000 shares.

No equity awards of any executive were vested or exercised in the year ended December 31, 2017.

Agreements with Current Executives and Officers

Employment Agreements

The Company has entered into employment agreements with certain executive officers of the Company, as described below.

Employment Agreement of James D. McGraw

On August 17, 2017, we entered into an employment agreement with Mr. McGraw (the “McGraw Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. McGraw a monthly payment of salary of $5,000 for a temporary period, and Mr. McGraw agreed to a deferral of an additional $3,700 per month commencing July 1, 2017 and continuing until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. McGraw’s intended annualized base salary of $500,000.

The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. McGraw of all deferred salary amounts.  Mr. McGraw is also eligible to participate in any annual incentive plan established by the Company.  Eventually, and only once the Board determines that the Company has sufficient resources and liquidity, Mr. McGraw’s annualized base salary will be adjusted to $500,000.

In addition, we agreed to award Mr. McGraw an option to purchase 4,000,000 shares of our Class A common stock at an exercise price of $0.15 per share, with one quarter of the shares underlying the option to be vested on January 5, 2018 and the remaining shares to be vested equally over three years on each anniversary of January 5 for three consecutive years.

We also agreed to award Mr. McGraw an option to purchase 10,000,000 shares of our Class A common stock at an exercise price of $1.00 per share, which shall vest and become exercisable once the fair market value of the Company’s Class A common stock equals or exceeds $15.00 per share.  Once vested, these additional options must be exercised within two years of vesting.  These options were awarded under our Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan when the plan was approved by our stockholders.  The McGraw Employment Agreement expires on January 31, 2021, with automatic renewal for successive one-year terms, unless terminated in writing by either party at least 90 days prior to the expiration.

Mr. McGraw is also eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time, including group health, vision and dental insurance and our 401(k) program.  Upon a termination of Mr. McGraw’s employment without Cause by the Company or by Mr. McGraw for Good Reason in connection with a Material Event or Change of Control of the Company (each as defined in the McGraw Employment Agreement), Mr. McGraw will receive certain severance benefits, including severance payments equal to his base salary then in effect as of the date of termination for a period of twelve months, a pro rata portion of any annual incentive award for the year during which such termination occurs and immediate vesting of all outstanding stock options with a right to exercise for two years.

Employment Agreement of David G. Gullickson

On August 17, 2017, we entered into an employment agreement with Mr. Gullickson (the “Gullickson Employment Agreement”) effective May 1, 2017, pursuant to which we agreed to pay Mr. Gullickson a monthly salary of $5,000, and Mr. Gullickson agreed to a deferral of an additional $13,750 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Gullickson’s annualized base salary of $225,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Gullickson of all deferred salary amounts.  Mr. Gullickson is also eligible to participate in any annual incentive plan established by the Company.

In addition, we agreed to award Mr. Gullickson an option to purchase 500,000 shares of our Class A common stock at an exercise price of $1.47 per share, with one quarter of the shares underlying the option to be vested on January 5, 2018 and the remaining shares to be vested equally over three years on each anniversary of January 5 for three consecutive years.  These options were awarded under our Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan when the plan was approved by our stockholders.  The Gullickson Employment Agreement expires on January 31, 2021, with automatic renewal for successive one-year terms, unless terminated in writing by either party at least 90 days prior to the expiration.

Mr. Gullickson is also eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time, including group health, vision and dental insurance and our 401(k) program.  Upon a termination of Mr. Gullickson’s employment without Cause by the Company or by Mr. Gullickson for Good Reason in connection with a Material Event or Change of Control of the Company (each as defined in the Gullickson Employment Agreement), Mr. Gullickson will receive certain severance benefits, including severance payments equal to his base salary then in effect as of the date of termination for a period of twelve months, a pro rata portion of any annual incentive award for the year during which such termination occurs and immediate vesting of all outstanding stock options with a right to exercise for two years.

Employment Agreement of Len E. Walker

On August 17, 2017, we entered into an employment agreement with Mr. Walker (the “Walker Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. Walker a monthly salary of $5,000, and Mr. Walker agreed to a deferral of an additional $11,667.00 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Walker’s annualized base salary of $200,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Walker of all deferred salary amounts.  Mr. Walker is also eligible to participate in any annual incentive plan established by the Company.

In addition, we agreed to award Mr. Walker an option to purchase 1,000,000 shares of our Class A common stock at an exercise price of $0.15 per share, with one quarter of the shares underlying the option to be vested on January 5, 2018 and the remaining shares to be vested equally over three years on each anniversary of January 5 for three consecutive years.  These options were awarded under our Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan when the plan was approved by our stockholders.  The Walker Employment Agreement expires on January 31, 2021, with automatic renewal for successive one-year terms, unless terminated in writing by either party at least 90 days prior to the expiration.

Mr. Walker is also eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time, including group health, vision and dental insurance and our 401(k) program.  Upon a termination of Mr. Walker’s employment without Cause by the Company or by Mr. Walker for Good Reason in connection with a Material Event or Change of Control of the Company (each as defined in the Walker Employment Agreement), Mr. Walker will receive certain severance benefits, including severance payments equal to his base salary then in effect as of the date of termination for a period of twelve months, a pro rata portion of any annual incentive award for the year during which such termination occurs and immediate vesting of all outstanding stock options with a right to exercise for two years.

Director Compensation for Year Ended December 31, 2017

The following table sets forth compensation amounts for our Independent Directors for the year ended December 31, 2017.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gregory B. Lipsker (1) (2)	—	—	—	—	—
John S. Reiland (1)	—	—	—	—	—
Mark A. Watson (1) (3)	—	—	—	—	—

(1)  During the two years ended December 31, 2017 no Director received compensation for his services.

(2)  Mr. Lipsker is an original board member, but has not received any compensation for serving on the board.  Mr. Lipsker received 250,000 shares during the share exchange agreement that occurred on January 6, 2017, and purchased 70,000 shares during the company’s private placement memorandum offering in early 2017.

(3)  On February 28, 2018, Mr. Watson was elected to the Board of Directors.  Mr. Watson previously acquired 2,000,000 shares of Class A Common Stock through the share exchange agreement that occurred on January 6, 2017.  Mr. Watson has received no compensation for serving as a board member.

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

The following table sets forth information about the Amended Plan as of April 27, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	26,820,000	$0.57	3,180,000

Equity compensation plans not approved by security holders	675,000	$0.60	—

Total	27,495,000	$0.57	3,180,000

The following table sets forth certain information as of April 27, 2017 with respect to the beneficial ownership of shares of common stock by (a) each person known to us that owns beneficially more than 5% of the outstanding shares of common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our executive officers and directors as a group.

Owners of more than 5% of Shares, Directors and Executive Officers:	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Director: Gregory B. Lipsker	320,000(1)	*%
Director: John S. Reiland	50,000(2)	*%
Director: Mark A. Watson	1,950,000(3)	2.9%
Director and President: James D. McGraw	37,292,891(4)	45.2%
Vice President: Jeff B. Barrett	16,900,000(5)	24.5%
Vice President: Daniel M. Lerner	7,929,000(6)	11.2%
Vice President: Len E. Walker	2,150,000(7)	3.1%
Vice President: David G. Gullickson	1,025,000(8)	1.5%
Executives Officers and Directors as a Group	† 49,116,891	† 67.8%

*     Less than 1% of class.

†    Shares in total for the group on this line exclude any shares related to the hypothetical exercise of any options outstanding; total shares of common stock issued and outstanding at December 31, 2017 were 67,842,121 (shares of Class A: 66,303,249, and Class B: 1,538,872).

(1)  This amount includes:  320,000 shares of Class A Common Stock and options to purchase 0 shares of common stock.

(2)  This amount includes:  50,000 shares of Class A Common Stock and options to purchase 0 shares of common stock.

(3)  This amount includes:  1,950,000 shares of Class A Common Stock and options to purchase 0 shares of common stock.

(4)  This amount includes:  22,792,891 shares of Class A Common Stock and options to purchase 4,000,000 and then 10,000,000 shares of common stock, and 500,000 shares related to option to acquire shares directly from Mr. Paul Hatfield, former president.

(5)  This amount includes:  15,900,000 shares of Class A Common Stock and options to purchase 1,000,000 shares of common stock.

(6)  This amount includes:  4,929,000 shares of Class A Common Stock and options to purchase 3,000,000 shares of common stock.

(7)  This amount includes:  150,000 shares of Class A Common Stock and options to purchase 2,000,000 shares of common stock.

(8)  This amount includes:  25,000 shares of Class A Common Stock and options to purchase 1,000,000 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions, Corporate Governance

Related Persons Transactions

Stock Purchase Agreement Between Historical and New Owners and Officers.  In an agreement dated June 20, 2016 and related to eventually setting up the reverse merger transaction governed by the Share Exchange Agreement (entered into and closed later on January 6, 2017), Mr. Paul A. Hatfield, at the time an officer and shareholder of Butte, entered into a Stock Purchase Agreement with Mr. James D. McGraw, of Houston, Texas and now the President and Chief Executive Officer of IronClad.  Mr. McGraw at the time was instrumental in negotiating the definitive letter of intent to enter into the Share Exchange Agreement.

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

Director Independence

Our common stock is listed on the OTC QB.  We use SEC Rule 10A-3 in determining whether a director is independent in the capacity of director and in the capacity as a member of a Board committee.  In determining director independence, we have not relied on any exemptions from any rule's definition of independence.

We currently have four directors, three of whom are Independent Directors.  The Board has determined that the following Directors are independent under SEC Rule 10A-3 because they have no relationship with the Company (other than being a Director and stockholder of the Company):  Gregory B. Lipsker, John S. Reiland and Mark A. Watson.

Ms. Doris Marie Prater, Ms. Susan Ann Robinson-Trudell, and Paul A. Hatfield resigned as Directors of the Company effective January 16, 2017, in connection with the Share Exchange Agreement between Butte Highlands Mining Company and IronClad dated January 6, 2017.

Item 14.  Principal Accounting Fees and Services

Audit, Audit-related and Other Fees

Aggregate fees for professional services rendered to the Company by Fruci & Associates II, PLLC for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
Item	2017	2016
Audit fees	$25,000	$ 19,000
Audit-related fees (InterLok)	—	9,750
Forms S-1 and 8-K filings	13,000	—
Tax planning and compliance	3,300	—
Total	$41,300	$ 28,750

Audit Committee Pre-Approval

Our Audit Committee Charter provides that the Audit Committee has the sole authority to appoint or to retain the independent auditor and to oversee the auditor’s work on the annual audit and quarterly reviews.  The Audit Committee must approve any proposed discharge of the auditor by a majority vote.  The Audit Committee shall also pre-approve any non-audit services that the independent auditor may perform.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)

Documents filed as part of the Original Form 10-K.

1.

Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Original Filing.

2.

Schedules are omitted because of an absence of the conditions under which they are required or because the required information is shown in the consolidated financial statements or notes thereto.

3.

Exhibits:  The exhibits listed below are filed or incorporated by reference as part of this Amendment.

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement.  These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

• should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

• have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

• may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

• were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about us may be found elsewhere in this Amendment and in our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

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

10.3

Convertible Promissory Note by and between IroncClad Encryption Corporation and Tangiers Global, LLC (incorporated by reference from Exhibit 10.14 of the Company’s registration statement on Form S-1 (No. 333-220995) filed October 17, 2017).

10.4 *	Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd dated January 25, 2018.
10.5 *	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.
10.6 *	Credit Agreement between IronClad Encryption Corporation and Layer 3 Communications dated February 1, 2018.
10.7 *	Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018.
10.8 *	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. Dated February 27, 2018.

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

21 *	Subsidiaries of the Registrant.
23.1 *	Consent of Fruci & Associates II, PLLC

31.1 *

Certification of Principal Executive Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *

Certification of Principal Financial Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 ***

Certification of Principal Executive Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4***

Certification of Principal Financial Officer of IronClad Encryption Corporation required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *

Certification of Principal Executive Officer of IronClad Encryption Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

32.2 *

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

*     Previously filed or furnished as applicable with the Company’s Annual Report on Form 10-K filed on April 17, 2018.

**   Denotes a management contract or compensatory plan or arrangement.

*** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IronClad Encryption Corporation

April 30, 2018	/s/ JAMES D. MCGRAW James D. McGraw President, Director and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2018	/s/ JAMES D. MCGRAW James D. McGraw Director, President and Principal Executive Officer

April 30, 2018	/s/ GREGORY B. LIPSKER Gregory B. Lipsker Director
April 30, 2018	/s/ JOHN S. REILAND John S. Reiland Director

April 30, 2018	/s/ MARK A. WATSON Mark A. Watson Director

April 30, 2018	/s/ DAVID G. GULLICKSON David G. Gullickson Vice President, Treasurer, and Principal Financial and Accounting Officer