Form 10-KT
period 2018-03-31
IRONCLAD ENCRYPTION Corp
filed 2018-07-16
CIK 1455926

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10KT

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
Or
☑ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2018 to March 31, 2018

Commission File Number 00053662

IronClad Encryption Corporation

(Exact name of registrant as specified in its charter)

Delaware	810409475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Riverway, 777 South Post Oak Lane, Suite 1700

Houston, Texas  77056

(Address of principal executive offices, including zip code)

(888) 362 7972

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Class A, $0.001 par value	OTC QB

Indicate by check mark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act) Yes ☐  No ☒

As of June 30, 2017, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant was $54,582,818 based on the closing sale price of $3.49 as reported on the OTC QB.  We had 68,067,347 shares of common stock outstanding on July 10, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part I1

Cautionary Statement on Forward Looking Information1

Item 1.  Business1

Item 1A. Risk Factors3

Item 1B. Unresolved Staff Comments20

Item 2.  Properties20

Item 3.  Legal Proceedings20

Item 4.  Mine Safety Disclosures20

Part II21

Item 5.  Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities21

Item 6.  Selected Financial Data22

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Reportable segments22

Item 7A. Quantitative and Qualitative Disclosures about Market Risk32

Item 8.  Financial Statements and Supplementary Data33

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure60

Item 9A. Controls and Procedures60

Item 9B. Other Information.60

Part III61

Item 10.  Directors, Executive Officers and Corporate Governance.61

Item 11.  Executive Compensation.64

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.74

Item 13.  Certain Relationships and Related Transactions, and Director Independence.76

Item 14.  Principal Accounting Fees and Services76

Part IV77

Item 15.  Exhibits, Financial Statement Schedules77

Signatures79

Part I

Cautionary Statement on Forward Looking Information

This Report contains “forwardlooking statements” within the meaning of Section 27 A of the Securities Act of 1933, as amended, and Section 21 E of the Securities Exchange Act of 1934, as amended.  Forwardlooking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements which are other than statements of historical facts.

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

Throughout this report, references to “Company”, “IronClad,” “Butte”, “we,” “us,” and “our” refer to IronClad Encryption Corporation and its subsidiaries on a consolidated basis.  The terms “Company”, “IronClad” and “Butte” all refer to the same corporate entity, but the use of the IronClad and Butte names are used to refer to different eras of the Company’s history.  The historical eras generally coincide with the changes in business focus in the first weeks of 2017 from the Company’s historical mining activities (Butte) to its current encryption technology activities (IronClad).

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

On January 6, 2017, Butte entered into a Share Exchange Agreement with owners of InterLok Key Management, Inc., a Texas corporation (“InterLok”), wherein it issued 56,655,891 shares of its Class A common stock in exchange for 100% of the outstanding shares of InterLok Key Management, Inc.  Immediately following the share exchange, the new Board of Directors of the Company (the “Board of Directors”) changed the Company name to IronClad Encryption Corporation (“IronClad”) changed the stock symbol from BTHI to IRNC and changed the company’s state of incorporation from Delaware to Nevada.  Later, on October 16, 2017, the Company redomiciled in Delaware from Nevada and adopted a certificate of incorporation (the “Certificate of Incorporation”) and bylaws (the “Bylaws”) as a Delaware corporation.

Liquidity

Since the inception of our business we have incurred significant operating losses.  Through March 31, 2018, we have generated cumulative net losses of $13,703,597.  However, during the transitional three month period ended March 31, 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which has begun generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States to provide an array of services in support of an infrastructure project.

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

Employees and Independent Contractors

As of July 12, 2018, we have 18 employees, all of whom are based in the United States.  We also use independent contractors from time to time for specific projects and functions.  No employees are represented by a union.  Of the 18 employees 10 have been added since December 31, 2017.

Available Information

We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  We file periodic reports, proxy materials and other information with the Securities and Exchange Commission (“SEC” or “Commission”). Required filings include an annual financial statement audited by an independent registered public accounting firm, selected by the company’s Audit Committee, and quarterly reports containing unaudited financial information.

Members of the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, and Washington, DC 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1800SEC0330. The Internet address of the Commission is www.sec.gov.  That website contains reports, proxy and information statements and other information regarding issuers, like IronClad Encryption Corporation, that file electronically with the Commission.  Visitors to the Commission’s website may access such information by searching the EDGAR database.

We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference).  Such request should be directed to: Mr. David G. Gullickson, Vice President and Chief Financial Officer at IronClad Encryption Corporation, One Riverway, 777 South Post Oak Lane, Suite 1700, Houston, Texas  77056, (888) 3627972.  Our website Internet address is www.IronCladEncryption.com.

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through March 31, 2018 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

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

Losses incurred through March 31, 2018 are a result of costs incurred from the issuance of stock, re-incorporation between states, and legal and accounting costs.  We have had modest revenues and no profits,  and have limited current prospects for future revenues.  Our ability to achieve and maintain profitability and positive cash flow depend on:

•our ability to sell encrypted software licenses and related hardware and services,

•our ability to generate revenues and positive cash flows from the sale of encrypted software, services and hardware, and

•our ability to manage development and operating costs.

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

For the transition three month period ending March 31, 2018 and the last two fiscal years we have incurred net losses of $ 3,011,815 in 2018, $10,498,114 in fiscal 2017 and $145,615 in fiscal 2016.  As a result, we have an accumulated deficit of $13,703,597 as of March 31, 2018.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology.  These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

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

We plan to release new encrypted software and hardware in order to meet the market’s rapidly evolving demands.  The return on our investments in these development efforts may be lower, or may develop more slowly, than we expect.  Further, these solutions may never gain broad market acceptance and may never prove to be profitable in the longer term. If we fail to achieve high levels of market acceptance for new data security solutions or if market acceptance is delayed, our business, operating results and financial performance could be materially, adversely affected.

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

As a provider of data security solutions, we will be a high-profile target and our networks and solutions may have vulnerabilities that may be targeted by hackers and could be targeted by attacks specifically designed to disrupt our business and harm our reputation.  We will not succeed unless the marketplace continues to be confident that we provide effective encryption protection. If a breach of network security occurs in our internal systems it could adversely affect the market’s perception of our solutions.  We may not be able to correct any security flaws or vulnerabilities promptly, or at all. In addition, such a security breach could impair our ability to operate our business.  If this happens, our business and operating results could be adversely affected.

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

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us.  Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is in conflict with one another and is inconsistent with our encryption practices or the features of our solutions.  If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our encryption software and hardware, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

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

Our business is dependent on retaining the services of a small number of key personnel of the appropriate caliber as the business develops.  Our success is, and will continue to be to a significant extent, dependent upon the expertise and experience of the directors, senior management and certain key consultants, but the retention of their services cannot be guaranteed.  The loss of key members of our management team or other highly qualified professionals would adversely affect our ability to effectively manage our overall operations or successfully execute current or future business strategies and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We currently have material weaknesses in internal control over financial reporting.  If we fail to rectify these weaknesses and then maintain effective controls, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

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

Sales to U.S. federal, state, and local governmental agencies may in the future account for a significant portion of our revenue. Sales to such government entities are subject to the following risks:

•selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•government certification requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely affect our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

•governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, thus affecting our ability to sell these products profitably to governmental agencies.

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

Should we fail to satisfy the initial listing standards of the national exchanges, or our Class A common stock is otherwise rejected for listing and remains listed on an OTC market or is suspended from the OTC QB market, the trading price of our Class A common stock could suffer and the trading market for our Class A common stock may be less liquid and our Class A common stock price may be subject to increased volatility.

The price of our Class A common stock historically has been volatile.  This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.

The closing price for our Class A common stock has varied between a high of $12.00 and a low of $0.59.  This volatility may affect the price at which an investor could sell the Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Certain other provisions of Delaware law and of our certificate of incorporation and bylaws impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders or could discourage a potential acquirer from making a tender offer for our common stock.  In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our Board of Directors.

These provisions include:

•no cumulative voting in the election of directors;

•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director;

•a requirement that special meetings of stockholders be called only by the chairperson of the board of directors, the chief executive officer or by the board of directors pursuant to a resolution adopted by a majority of the total number of directors,

•an advance notice requirement for stockholder proposals and nominations;

•the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine; and

•elimination of personal liability for breaches of fiduciary duty as a director, to the extent permitted under the Delaware law.

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

We have never declared or paid any dividends on our Class A common stock. We intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate paying any cash dividends in the future. As a result, you may only receive a return on your investment in our Class A common stock if the market price of our Class A common stock increases.

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

Depending on the price per share of our Class A common stock during the 36-month period of the Investment Agreement, we may need to register additional shares for resale to access the full amount of financing available. Registering additional shares could have a further dilutive effect on the value of our Class A common stock.  If we are unable to register the additional shares of Class A common stock, we may experience delays in, or be unable to, access some of the $5,000,000 available under the private equity line.

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

	High	Low
Fiscal 2018:
Three Month Transition Period March 31, 2018	$7.00	$1.35
Fiscal 2017:
Fourth Quarter	$8.50	$4.00
Third Quarter	12.00	3.15
Second Quarter	3.79	1.36
First Quarter	1.65	0.59
Fiscal 2016:
Fourth Quarter	$0.52	$0.52
Third Quarter	0.55	0.38
Second Quarter	1.00	0.50
First Quarter	0.00	0.00

On July 12, 2018, the last price for our common stock as reported by the OTC QB was $0.67 per share.  There are approximately 223 stockholders of record of the common stock.

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

The following table sets forth information about the Amended Plan as of March 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans:
Approved by security holders	27,000,000	$0.70	3,000,000

Not approved by security holders	1,257,500	0.61	—

Total	28,257,500	$0.68	3,000,000

(a)

The number of outstanding options awarded above includes an option awarded to Mr. James D, McGraw to purchase 10,000,000 shares of Class A common stock at an exercise price of $1.00 per share. The option is only exercisable under certain limited circumstances, one of which is that the market price of our Class A common stock reaches a price of $15.00 per share.

Item 6.  Selected Financial Data

	Three Months Ended	(Unaudited) Year Ended	Years Ended
	March 31,	March 31,	December 31
	2018	2017	2017	2016
Revenue	$229,745	$-	$-	$-
Loss from operations	$(2,798,726)	$(2,377,728)	$(9,918,677)	$(141,456)
Net loss	$(3,011,815)	$(2,384,085)	$(10,498,114)	$(145,615)

Basic loss per common share	$(0.04)	$(0.04)	$(0.16)	$(0.02)
Weighted average shares outstanding	67,969,547	67,206,320	66,671,954	6,758,824

Cash and cash equivalents	$448,061	$713,784	$34,325	$110,807
Patents net	$170,976	$60	$157,054	$68
Total assets	$976,734	$713,844	$216,379	$110,985
Notes payable, net	$956,822	$-	$341,099	$210,000
Stockholder’s equity (deficit)	$(2,018,934)	$(692,039)	$(1,507,266)	$(186,593)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Reportable segments

Forward-Looking Statements

When used in this Transition Report on Form 10-KT and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Item 1A: Risk Factors” above and this “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Transition Report on Form 10-KT.  We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Operating Plan

Our operating plan within the next twelve months includes the following:

•Build on our existing support functions of infrastructure projects and operations through the deployment of our proprietary technology.

•Expand our licensing and deployment of our patented data protection solutions through strategic alliances.

•List our Class A common stock on a national securities exchange such as the NYSE American or the NASDAQ Stock Market.

Segments

We have only one reportable segment and that segment is focused on expanding our portfolio of patents and developing commercial applications for our patents and identifying and engaging customers needing the dynamic key encryption advantages that our software provides to improve the security of their businesses.

Review of Comparative Results and Liquidity; three-month period ended March 31, 2018 compared to the three-month period ended March 31, 2017.

Results of Operations

Based on the factors discussed below, the net loss attributable to common shareholders for the transitional three-month period ended March 31, 2018, increased by $773,338 to a net loss of $3,011,815, or $0.04 per share in 2018 from a net loss of $2,238,477, or $0.04 per share in 2017.

Three months ended March 31, 2018 compared to Three months ended March 31, 2017

Net loss.  During the three-month period ended March 31, 2018, the Company had a net loss of $3,011,815 compared to a net loss of $2,238,477 during the three-month period ended March 31, 2017.  This represents an increased net loss of $773,338 during the three-month period ended March 31, 2018.  The increase in net loss is attributable to an increase in product development costs, officer and director fees, and financing expenses offset by a decrease in administrative expenses during the three month transition period ended March 31, 2018.  Many of the costs incurred were non-cash and were recognized as compensation and financing expenses in connection with the issuance of IronClad common stock or stock options, warrants or beneficial conversion features (“BCFs”).

Product development costs.  The $588,090 of product development costs incurred during the quarter are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.

Officer compensation.  Compensation expenses for officers and directors fee expenses were low until they were increased on July 1, 2017.   The rates of compensation for seven of the Company’s initial employees were a uniform $5,000 per person per month in the three months ended March 31, 2017 and were increased to amounts have averaged about $15,000 per person in mid-2017.  While the higher compensation rates do receive expense recognition, the deferred amounts in excess of $5,000 per person per month are accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Until that time, individuals were generally paid $5,000 per person per month until mid-October 2017.  Accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period total approximately $700,521 at March 31, 2018.

The uniform monthly compensation amounts that were being paid through much of 2017 were effectively suspended after the middle of October 2017 because of limited amounts of cash available to use for other operating costs of the company.  The $5,000 per person per month amounts that were suspended for half of October and all of November, December, January, February, and March (and continue to be suspended as of the date of the filing of this report) are nevertheless accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.

Accrued amounts for suspended and deferred salaries during the transition three month period ended March 31, 2018 were approximately $255,851.  Cumulative accrued amounts for suspended and deferred salaries at March 31, 2018 were approximately $700,521.

Stock options issued.  Of the $3,028,421 of operating expenses for the three-month period ended March 31, 2018, $1,927,078 relates to stock options and warrants issued.  This total amount for options and warrants includes $446,315 for product development expenses, $410,225 for general and administrative, and $1,070,538 for officers and directors.

Stock grants issued.  In addition to the $1,927,078 of expenses recognized above for stock options and warrants, another $207,500 of expenses was recognized for 110,000 stock grants issued (or shares held to be issued) at an average issue price of $1.87: $18,500 of development expenses was recognized for shares of Class A common stock issued to consultants to support the Company’s development activities and $66,750 of general and administrative expenses were recognized as a result of issuing shares of Class A common stock valued to support the Company’s strategic business development activities.  An additional $92,500 of expenses was recognized for issuing shares of Class A common stock for investor relations services and another $29,750 of expenses related to shares issued for professional services.

Private equity line of funding.  On August 24, 2017, we entered into an Investment Agreement with Tangiers Global, LLC (“Tangiers”) as the agreement’s counterparty, for the potential future issuance and purchase of shares of our Class A common stock.  The Investment Agreement establishes what is sometimes termed a “private equity line” of funding or an equity drawdown facility.  This facility is discussed in more detail below in the section titled Liquidity and Capital Resources.

During the transition three month period ended March 31, 2018 IronClad issued 38,596 shares of stock for cash proceeds of $64,596.  An additional $16,844 of financing expense was recognized to record the additional difference between the contractual sale price and the higher fair market value of the series of three transactions.

Associated convertible note.  On August 24, 2017, in connection with the entry into the Investment Agreement, we also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount.  The initial consideration (“Initial Consideration”) in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for Tangiers’ due diligence and legal fees).  Tangiers may advance additional consideration (each, “Additional Consideration”) to the Company in such amounts and at such dates as Tangiers may choose in its sole discretion.  On March 26, 2018 Tangiers converted $10,000 of the initial consideration into 9,958 shares of Class A common stock.

Interest expenses and financing fees.  Interest expenses and financing fee expenses increased significantly in the transitional three-month period ended March 31, 2018 compared to the prior year amount.  Most of the expense recognition relates to four notes payable, three were entered into late in the third quarter of 2017 and an additional five notes (three convertible) entered into during the transition three month period ended March 31, 2018.

The first four in 2017 are a 12% convertible note in the principal amount of $78,500, two 10% convertible notes related to the Investment Agreement in the principal amounts of $100,000 and $330,000 (of which only $165,000 was initially drawn), respectively, and a fourth 10% convertible note, entered into during the fourth quarter and also related to the Investment Agreement, in the principal amount of $82,500 (which was a second draw under the $330,000 facility and subsequent to the $165,000 draw referred to above).

Additionally, three convertible notes were entered into during the period ended March 31, 2018: two 12% convertible notes in the principal amounts of $88,000 (net proceeds were $85,000 after deductions for transaction costs) and $53,000 (net proceeds were $50,000 after deductions for transaction costs), respectively and a 10% convertible note, also related to the Investment Agreement, in the principal amount of $82,500 (net proceeds were $69,000 after deductions for transaction costs) which was a third draw under the $330,000 Investment Agreement facility.

Two notes payable were entered into during the period ended March 31, 2018: one an 8.5% note in the principal amount of $500,000 (net proceeds were $490,000 after deductions for transaction costs) and another 6% note for $28,088 to finance the company’s annual insurance policy costs.

Summary information regarding interest expense for the transitional three-month period ended March 31, 2018 and the years ended December 31, 2017 and 2016 are as follows:

Three Months Ended March 31	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	2018	2017	2016
Convertible note, 12%	$441	$(4,511)	$73,272	$69,202	$-	$-
Convertible note, 10%	4,619	-	-	4,619	-	-
Convertible note, 10%	6,959	10,443	53,377	70,779	-	-
Convertible note, 10%	3,486	5,704	29,155	38,346	-	-
Shareholder convertible note, 5%	-	-	-	-	2,290	-
Convertible note, 12%	1,765	698	-	2,463	-	-
Note, 8.5%	2,773	304	-	3,077	-	-
Convertible note, 12%	558	415	-	973	-	-
Note, 6%	-	-	-	-	-	-
Convertible note, 10%	620	1,009	5,159	6,788	-	-
Totals	$21,221	$14,063	$160,963	$196,247	$2,290	$-

Years Ended	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	2017	2016
Convertible note, 12%	$4,878	$2,388	$4,116	$11,382	$-
Convertible note, 10%	6,190	-	-	6,190	-
Convertible note, 10%	10,118	16,557	84,622	111,297	-
Convertible note, 10%	2,673	4,373	22,352	23,398	-
Shareholder convertible note, 5%	1,973	-	-	1,973	4,160
Totals	$25,832	$23,318	$111,090	$160,240	$4,160

Interest expenses for the 12% convertible note payable.  Interest expense of $69,202 during the transition three month period ended March 31, 2018 for the 12% convertible note payable includes (in addition to $441 of regular interest at 12%) $4,511 of negative expense recognition relating to the write off of accrued interest payable and the unamortized portions of the $3,500 of lender’s original discount costs.   Another $73,272 of expense recognition was related to the write-off of the unamortized original debt discount amount of $77,388 related to the recording of the $126,578 derivative liability at the stated conversion date of the note (December 23, 2017).  The write-offs are a result of elections made by the lender to convert the loan into 50,322 shares of Class A common stock in January 2018.

The $126,578 derivative liability originally recorded on the stated conversion date of the note (December 23, 2017) was reclassified to additional paid in capital.

Interest expenses for the 10% commitment note of $100,000. Similarly, interest expense on the 10% Commitment Note for $100,000 includes not only regular interest at the stated 10% rate, but an additional accrued amount that effectively increases the yield because of the guaranteed minimum interest amount equal to 10% of the note amount during the seven-month period and due at the maturity date of the note. Total interest recognized on the Commitment Note for the period is $4,619.

Interest expenses for the 10% convertible note payable of $165,000.  Interest expense recognized on the 10% Convertible Note borrowing of $165,000 on August 24, 2017 totals $70,779 for the transition three month period ended March 31, 2018.  That amount has three components. Within the total, $6,959 of the expense relates to the guaranteed minimum interest amount ($16,500 to be recognized over the seven-month life of the Convertible Note and due at maturity), another $10,443 of the expense relates to the amortization of the $27,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note.  A third component for $53,377 is an amortization of the $138,000 cost recognized (but capped) as an offset (a debt discount) to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date in 2017 when the closing price per share was $3.50).

Interest expenses for the 10 % convertible note payable of $82,500.  Interest expense recognized on the 10% Convertible Note borrowing of $82,500 on October 23, 2017 totals $38,346 for the transition three month period ended March 31, 2018.  That amount has three components. Within the total, $3,486 of the expense relates to the guaranteed minimum interest amount ($8,250 to be recognized over the seven-month life of the Convertible Note and due at maturity), another $5,705 of the expense relates to the amortization of the $16,500 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note.

A third component for $29,155 is an amortization of the $69,000 cost recognized (but capped) as an offset to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date that the closing price per share was $4.40).

Effective income tax rate.  Our effective tax rate for 2017 was estimated to be 21% compared to 35% in the prior year ended December 31, 2016.  The effective tax rate for the transition three month period ended March 31, 2018 and all of 2017 was dramatically lower than in 2016 due to the Tax Cuts and Jobs Act.  Because the Company only has cumulative losses to date and net deferred tax assets related the net operating losses we paid no taxes in 2018, 2017 and 2016.  Because of the uncertainty of ever using the deferred tax assets those assets are fully reserved for.  Consequently, the changes in the tax rate have had no net effect on our tax assets or net expense recognition.  There was certainly no net effect on our cash flows.  See Note 10, Income Taxes.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the annual financial statements below.

Liquidity and Capital Resources

General

Three Months Ended March 31	2018	2017	2016
Net cash used in operating activities	$(361,757)	$(288,349)	$(2,544)
Net cash used in investing activities	(13,930)	-	$-
Net cash used in financing activities	789,423	951,451	2,544
Increase (Decrease) in the cash and cash equivalents	413,736	663,102	$-

Cash and cash equivalents at the beginning of the period	34,325	50,682	-
Cash and cash equivalents at the end of the period	$448,061	$713,784	$-

Years Ended December 31	2017	2016
Net cash used in operating activities	$(1,188,682)	$(165,393)
Net cash used in investing activities	(157,016)	$-
Net cash used in financing activities	1,269,216	216,075
Increase (Decrease) in the cash and cash equivalents	(76,482)	$50,682

Cash and cash equivalents at the beginning of the year	110,807	60,125
Cash and cash equivalents at the end of the year	$34,325	$(110,807)

The Company’s working capital at March 31, 2018 was a deficit of $1,699,910 compared to a working capital deficit of $1,664,320 at December 31, 2017.  Working capital remained basically unchanged primarily due to the funds raised by entering into the new notes payable described above and an increase in accounts payable and accrued liabilities for costs incurred in activities for research and product development, patent and trademark filings for our technologies, general operating activities.

As of the date of this filing the Company’s cash balances, while approximately equal to the $448,061 total at March 31, 2018, and, notwithstanding recent funding received from borrowing on the convertible notes and other loans subsequent to March 31, 2018, continue to be significantly less than the combined sum of its accounts payable and accrued liabilities.

As a result, absent additional cash inflows, we do not have adequate capital resources to continue to meet all of our current and future obligations as they may come due over the next quarter and next twelve months. We expect to receive revenue from sales of our services in the second quarter of 2018 of approximately $582,000. Nevertheless, we expect that we will still need additional cash inflows of at least about $5,000,000 to continue to implement our business plans for the next twelve months.  Being able to continue with our operations will depend on our obtaining additional resources by issuing either debt or equity securities.  If we are not able to obtain additional capital resources, we may only be able to operate and maintain our periodic reporting obligations for the next few months.

No assurance can be given that any of these actions can be completed.

Net cash used in operating activities was $361,757 during the transition three-month period ended March 31, 2018 compared with $288,349 during the three-month period ended March 31, 2017.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $13,930 for the transition three-month period ended March 31, 2018 and zero for the three-month period ended March 31, 2017. The costs relate directly to new patent applications and related filing costs.

Cash flow from financing activities was $789,423 for the transition three-month period ended March 31, 2018, compared to $951,451 for the three-month period ended March 31, 2017.  The single largest element of the cash sources for the three-month period ended March 31, 2018 relate to a series of convertible note placements and to the establishment of a working capital loan agreement.  The single largest element of the cash source for the cash raised during the quarter ended March 31, 2017 relate to a private placement of unregistered IronClad common stock for gross proceeds of approximately $1,086,593.

The Company issued a series of three convertible notes during the three-month period ended March 31, 2018 for combined gross note amounts of $223,500.  The gross proceeds from one note were $88,000 ($85,000 net of $3,000 of transaction costs), the gross note amount of a second note was $53,000 ($50,000 net of $3,000 of transaction costs), and the gross proceeds of the third note was $82,500 ($69,000 net of $13,500 of transaction costs).  The gross proceeds for the working capital loan agreement were $500,000 ($490,000 net of $10,000 of transaction costs).

As a net result of all cash flow activities, cash increased by $413,736 during the transition three-month period ended March 31, 2018.  The Company had cash of $448,061 as of March 31, 2018.  Cash at the beginning of the period at December 31, 2017 was $34,325.

Private Equity Line Established:  The Investment Agreement dated August 24, 2017

On August 24, 2017, we entered into an Investment Agreement with Tangiers Global, LLC (“Tangiers”) as the agreement’s counterparty, for the potential future issuance and purchase of shares of our Class A common stock.  The Investment Agreement establishes what is sometimes termed a “private equity line” of funding or an equity drawdown facility.  In general, the private equity line provides that Tangiers has committed to purchase, from time to time over a 36-month period, shares of our Class A common stock for cash consideration of up to an aggregate of $5,000,000, subject to certain conditions and restrictions.  In connection with the Investment Agreement, we entered into a Registration Rights Agreement with Tangiers.

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

For a period of 36 months from the first trading day following the effectiveness of the registration statement, we may, from time to time, at our discretion, and subject to certain conditions that we must satisfy, draw down funds under the Investment Agreement by selling shares of our Class A common stock to Tangiers.  Each draw down request must be for at least $5,000 and may, at our discretion, be up to the lesser of $500,000 or a formula amount based on the average price and trading volume of our Class A common stock over a designated period preceding the draw down request.

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

As consideration for its commitment to purchase shares of our Class A common stock pursuant to the Investment Agreement, we issued to Tangiers a 7-month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000 (subsequently reduced automatically to $82,500 after our S-1 became effective on December 18, 2017).  The Commitment Note is convertible into shares of our Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default occurs solely due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of our Class A common stock of the Company at a per share equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

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

We began earning revenue from sales of our services in the three month transition period ended March 31, 2018.  Regardless, we expect to need several million dollars to continue implementing our plans.  While the stated maximum amount under the equity line may appear to be sufficient for our purposes over the next several months the practical application of the equity line funding formulas which consider trading volumes and defined average prices of our common stock may “calculate out” in a way to limit the cumulative or individual amounts we might draw down over time.

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

During the transition three month period ended March 31, 2018 IronClad issued 38,596 shares of stock for cash proceeds of $64,608.  An additional $16,844 of financing expense was recognized to record the additional difference between the contractual sale price and the higher fair market value of the series of three transactions.

Critical Accounting Policies

In Note 2 to the audited financial statements for the year ended March 31, 2018 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ShareBased Compensation

We follow ASC 718 which requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period).  ASC 718 also requires measurement of the cost of employee services received in exchange for an award based on the awarddate fair value of the award.  We account for nonemployee sharebased awards based upon the provisions of ASC 50550, “EquityBased Payments to NonEmployees.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies.  We have unamortized and undiscounted convertible notes payable debt of approximately $553,500 at March 31, 2018 (all of which have maturity dates within nine months or less) and thus have limited exposure to interest rate risk.  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 8.  Financial Statements and Supplementary Data

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Report of Independent Registered Public Accounting Firm, Fruci & Associates II, PLLC	34
Consolidated Balance Sheets as of March 31, 2018, December 31, 2017 and 2016	35
Consolidated Statements of Operations for the transition three month period ended March 31, 2018 and the fiscal years ended December 31, 2017 and 2016	36
Consolidated Statements of Shareholders’ Equity for the transition three month period ended March 31, 2018 and the fiscal years ended December 31, 2017 and 2016	37
Consolidated Statements of Cash Flows for the transition three month period ended March 31, 2018 and the fiscal years ended December 31, 2017 and 2016	38
Notes to Consolidated Financial Statements	39

802 N Washington

Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of IronClad Encryption Corporation

Houston, Texas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IronClad Encryption Corporation as of March 31, 2018, December 31, 2017, and December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the periods then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of IronClad Encryption Corporation as of March 31, 2018, December 31, 2017, and December 31, 2016, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Spokane, Washington

July 16, 2018

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$448,061	$34,325	$110,807
Accounts receivable	301,978	-	-
Prepaid expenses and deposits	55,719	25,000	110
Total current assets	805,758	59,325	110,917
Other assets
Patents, net	170,976	157,054	68
Total other assets	170,976	157,054	68
Total assets	$976,734	$216,379	$110,985

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$637,367	$437,835	$1,365
Accounts payable, legal fees	362,598	357,515	-
Accounts payable, related parties	79,542	32,314	10,662
Accrued liabilities	219,057	86,353	23,029
Accrued liabilities, payroll	700,521	444,670	-
Accrued interest	39,761	23,859	4,142
Convertible note payable, 12%, net	-	4,116	-
Convertible note payable, 10%, net	3,362	82,500	-
Convertible note payable, 10%, net	-	101,180	-
Convertible note payable derivative liabilities	234,138	126,578	-
Convertible note payable, 10%, net	61,585	26,725	-
Convertible note payable, 12%, net	85,698	-	-
Convertible note payable, 12%, net	50,415	-	-
Convertible note payable, 10%, net	6,168	-	-
Note payable 6%	25,456	-	-
Total current liabilities	2,505,668	1,723,645	39,198
Notes payable	490,000	-	210,000
Total other liabilities	490,000	-	210,000
Commitments and contingencies	-	-	-
Total liabilities	2,995,668	1,723,645	249,198
Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, none issued	-	-	-
Common stock, Class A, $0.001 par value, 150,000,000 shares authorized; 66,457,071, 66,303,195 and 58,098,90 shares issued and outstanding, respectively	66,457	66,303	58,099
Common stock, Class B, $0.001 par value, 1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539	1,539
Additional paid-in capital	11,514,917	9,116,674	77,298
Common shares of Class A stock to be issued	101,750	-	-
Subscriptions receivable	-	-	(81,481)
Accumulated deficit	(13,703,597)	(10,691,782)	(193,668)
Total shareholders’ equity (deficit)	(2,018,934)	(1,507,266)	(138,213)
Total liabilities and shareholders’ equity	$976,734	$216,379	$110,985

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Consolidated Statements of Operations

	Three Months Ended		Years Ended
	March 31		December 31
	2018	2017	2017	2016

Revenue	$229,745	$-	$-	$-

Operating expenses:
Product development costs	588,090	5,093	1,540,712	42,000
Service expenses	194,422	-	-	-
General, administrative and other operating	774,400	1,524,446	2,938,087	69,868
Officer and director fees	1,289,139	668,046	3,688,852	-
Investor relations	147,026	-	1,282,345	-
Professional fees	35,386	38,688	468,651	29,558
Amortization	8	8	30	30
Total operating expenses	3,028,471	2,236,281	9,918,677	141,456

Loss from operations	(2,798,726)	(2,236,281)	(9,918,677)	(141,456)

Other income (expense):
Interest income	2	94	122	1
Interest expense	(196,247)	(2,290)	(160,240)	(4,160)
Financing expenses	(16,844)	-	(370,129)	-
(Gain) Loss on (conversion) issuance w/derivative	-	-	(49,190)	-
Total other income (expense)	(213,089)	(2,196)	(579,437)	(4,159)

Loss before income taxes	(3,011,815)	(2,238,477)	(10,498,114)	(145,615)

Income taxes
Income tax benefit	-	-	-	-
Income tax expense	-	-	-	-
Total other income tax benefit (expense)	-	-	-	-

Net loss	$(3,011,815)	$(2,238,477)	$(10,498,114)	$(145,615)

Basic and diluted loss per common share	$(0.04)	$(0.04)	$(0.16)	$(0.02)
Weighted average shares outstanding, basic and diluted	67,969,547	63,797,226	66,671,954	6,758,824

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Consolidated Statements of Stockholders’ Equity

	Members’ Units		Common Stock							Total
			Class A		Class B		Paid-in	Subscriptions	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)
Balance, December 31, 2015	1,000	$1,000	1,443,017	$1,443	1,538,872	$1,539	$45,398	$-	$(48,052)	$1,328
Conversion of members units	(1,000)	(1,000)	1,000,000	1,000	-	-	-	-	-	-
Stock issued for cash at $0.001	-	-	54,555,891	54,556	-	-	-	-	-	54,556
Stock issued for cash at $0.03 per share	-	-	1,100,000	1,100	-	-	31,900	-	-	33,000
Subscriptions receivable	-	-	-	-	-	-	-	(81,481)	-	(81,481)
Net income for period	-	-	-	-	-	-	-	-	(145,616)	(145,616)
Balance, December 31, 2016	-	$-	58,098,908	$58,099	1,538,872	$1,539	$77,298	$(81,481)	$(193,668)	$(138,213)
Stock issued for cash at $0.15 per share	-	-	6,084,287	6,084	-	-	906,559	-	-	912,643
Stock issued for debt at $0.15 per share	-	-	1,400,000	1,400	-	-	208,600	-	-	210,000
Stock issued for options exercise, $0.15	-	-	25,000	25	-	-	3,725	-	-	3,750
Subscriptions receivable collected	-	-	-	-	-	-	-	81,481	-	81,481
Stock issued for services, development	-	-	100,000	100	-	-	409,900	-	-	410,000
Stock issued for services, G&A	-	-	120,000	120	-	-	430,880	-	-	431,000
Stock issued for services, inv. relations	-	-	475,000	475	-	-	535,775	-	-	536,250
Beneficial conversion feature NP $165K	-	-	-	-	-	-	138,000	-	-	138,000
Beneficial conversion feature NP $83K	-	-	-	-	-	-	69,000	-	-	69,000
Options issued for development	-	-	-	-	-	-	521,597	-	-	521,597
Options issued for services, G&A	-	-	-	-	-	-	1,794,123	-	-	1,794,123
Stock options issued: officers, directors	-	-	-	-	-	-	3,163,819	-	-	3,163,819
Stock options issued: investor relations	-	-	-	-	-	-	569,765	-	-	569,765
Stock options issued: financing fees	-	-	-	-	-	-	287,629	-	-	287,629
Net income for period	-	-	-	-	-	-	-	-	(10,498,114)	(10,498,114)
Balance, December 31, 2017	-	$-	66,303,195	$66,303	1,538,872	$1,539	$9,116,670	$-	$(10,691,782)	$(1,507,270)
								Shares to be Issued
Stock issued for services, G&A	-	-	40,000	40	-	-	75,960	9,250	-	85,250
Stock issued for services, professional	-	-	15,000	15	-	-	29,735	-	-	29,750
Stock issued for services, financing	-	-	-	-	-	-	-	92,500	-	92,500
Stock issued for debt conversions	-	-	60,280	560	-	-	88,402	-	-	88462
Stock issued for cash	-	-	38,596	39	-	-	81,452	-	-	81,491
Stock options issued: development	-	-	-	-	-	-	446,314	-	-	446,314
Stock options issued: G&A	-	-	-	-	-	-	410,225	-	-	410,225
Stock options issued: officers, directors	-	-	-	-	-	-	1,079,538	-	-	1,079,538
Beneficial conversion feature of note							69,000			69,000
Retirement of derivative							126,577			126,577
Other	-	-	-	-	-	-	44	-	-	44
Net income for period	-	-	-	-	-	-	-	-	(3,011,815)	(3,011,815)
Balance, March 31, 2018	-	$-	66,457,071	$66,457	1,538,872	$1,539	$11,514,917	$101,750	$(13,703,597)	$(2,018,934)

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Consolidated Statements of Cash Flows

	Three Months Ended		Years Ended
	March 31		December 31
Cash flows from operating activities:	2018	2017	2017	2016
Net loss:	$(3,011,815)	$(2,238,477)	$(10,498,114)	$(145,615)
Adjustments to reconcile net loss to net operating cash used:
Amortization expense	8	8	30	30
Amortization of notes discount amounts	14,062	-	-	-
Amortization of loan discount costs, BCF	160,963	-	134,409	-
Financing fees	16,844	-	-	-
Investment agreement fees	-	-	82,500	-
Loss on issuance of note with derivative	-	-	49,190	-

Common stock issued for services, product development	18,500	-	451,000	-
Common stock issued for services, general and administrative	66,750		-
Common stock issued for services, business development	-		349,000
Common stock issued for services, investor relations	92,500	18,750	536,250	-
Common stock issued for services, professional fees	29,750	-	41,000	-
Stock options issued for services, development	446,315	-	521,597	-
Stock options issued for services, general and administrative	410,225	1,213,885	1,794,123	-
Stock options issued for services, officers and directors	1,070,538	622,046	3,163,819	-
Stock options issued for services, investor relations	-	91,680	569,765	-
Stock options issued for services, financing fees	-	-	287,629	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(301,978)	-	-	-
Increase in prepaid expenses and deposits	(30,719)	-	(24,890)	-
Increase in accounts payable	251,843	13,439	826,299	(36,488)
Increase in accrued liabilities	388,555	(11,903)	507,994	12,538
Increase in accrued interest	15,902	2,223	19,717	4,142
Net cash used in operating activities	(361,757)	(288,349)	(1,188,682)	(165,393)
Cash flows from investing activities:
Patent applications	(13,930)	-	(157,016)	-
Net cash used in investing activities	(13,930)	-	(157,016)	-
Cash flows from financing activities:
Proceeds from issuance of common stock	64,608	912,368	983,693	7,075
Proceeds from issuance of convertible notes payable, 12%	88,000	-	78,500	210,000
Less transaction costs	(3,000)	-	(3,500)	-
Proceeds from issuance of convertible note payable, 10%	-	-	165,000	-
Less transaction costs	-	-	(27,000)	-
Proceeds from issuance of convertible note payable, 12% and 10%	53,000	-	82,500	-
Less transaction costs	(3,000)	-	(13,500)	-
Proceeds from issuance of convertible note payable, 10%	82,500	-	-	-
Less transaction costs	(13,500)	-	-
Proceeds from issuance of note payable, 8.5%	500,000	-	-
Less transaction costs	(10,000)	-	-
Proceeds from issuance of note payable, 6.04%	28,088	-	-
Less transaction costs	(2,631)	-	-
Exercise and conversion of stock options	-	-	3,750	-
Other and cash received from merger	5,358	(10,380)	-	-
Advances payable to related party	-	(10,662)	(227)	(1,000)
Net cash provided by financing activities	789,423	951,451	1,269,216	216,075
Increase (decrease) in cash and cash equivalents	413,736	663,102	(76,482)	50,682
Cash and cash equivalents at beginning of period	34,325	110,807	110,807	60,125
Cash and cash equivalents at end of period	$448,061	$713,784	$34,325	$110,807

Supplemental disclosures:
Interest paid in cash	$-	$-	$6,115	$-
Income taxes paid	$-	$-	$-	$-
Common stock issued for convertible notes payable	$78,500	$150,000	$210,000	$-
Non-cash beneficial conversion rights, and derivatives	$518,128	$-	$207,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

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

Then, following ten years of being a shell company with only nominal activity and limited cash or other assets, the business focus of Butte changed early in 2017.  Most notably the Company raised significant capital to implement its new business and financial plans to further develop the licensing and commercial use of its patented encryption software.  The change caused Butte to lose its previous shell company status.

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

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  Through December 31, 2017, InterLok was the only subsidiary of the Company and InterLok’s patents and line of business now are the main basis of the business of the Company on a consolidated basis.  During the transition period ended March 31, 2018, the Company incorporated a new wholly owned subsidiary IronClad Pipeline IC, Inc. (“Pipeline”).

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of IronClad and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  The above consolidated financial statements have been prepared in accordance with generally accepted accounting principles.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $13,703,597. The Company's working capital deficit is $1,699,910 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

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

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue in accordance with ASC 606 — Revenue From Contracts With Customers.  We recognize revenue when we have identified a contract with a customer, identify the performance obligations in the contract, determine the transaction prices, when we allocate the transaction prices to the performance obligation in the contract and we recognize revenue when or as the Company satisfies the performance in the contract.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

We record trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts, if any, to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.  While the Company does have an exposure to a concentration of credit risk (of one customer at this point) we view the risk is limited due the financial strength and liquidity of the multi-billion dollar energy customer that has operated profitably for over a century.

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at March 31, 2018, December 31, 2017 and at December 31, 2016.

The standards under ASC 820 Fair Value Measurement define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•Level 1. Observable inputs such as quoted prices in active markets;

•Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, the Company did not have any assets measured at fair value other than cash and deposits.  At December 31, 2017 the Company had one conversion feature embedded in one of its convertible notes payable.  The fair value measurement of that feature, using a Black-Scholes valuation model, was $126,578 and is reported as derivative liability on the balance sheet.  The Company did not have any assets measured at fair value other than cash and deposits December 31, 2016.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to provide greater line item detail for consistency with the current period presentation.  These reclassifications had no effect on the reported results of operations.  This change in classification has no effect on previously reported cash flows in the Condensed Consolidated Statement of Cash Flows and had no effect on the previously reported Condensed Consolidated Statements of Operations for any period.

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

One standard issued by the FASB, ASC 606 — Revenue from Contracts with Customers, is effective starting on January 1, 2018 and applies to the Company.  The Company has recently started providing services to a customer and will recognize revenue from its customer based on services provided to and billed to the customer on an hourly basis.  Adopting this standard is not expected to present unusual accounting or reporting difficulties in recognizing revenue earned from our client.

Another standard issued by the FASB is ASU 2018-07 — Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting related to changes in stock compensation.    Adopting this standard is not expected to present unusual accounting or reporting difficulties.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates. Significant estimates and assumptions underlying these financial statements include:

•estimates in the calculation of share-based compensation expense,

•estimates in the value of our warrants derivative liability,

•estimates made in our income tax calculations, and

•estimates in the assessment of possible litigation claims against the company.

We are subject to claims and liabilities that arise in the ordinary course of business.  We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Note 3.  Patents

Patents and trademarks are as follows:

	March 31, 2018	December 31, 2017	December 31, 2016
Patents and trademarks under development	$170,946	$157,016	$-

Patents issued	398	398	398
Less accumulated amortization	(368)	(360)	(330)
	30	38	68

Patents, net	$170,976	$157,054	$68

Amortization expense for intangible assets during the transition three month period ended March 31, 2018 and the twelve-month periods ended December 31, 2017 and 2016 was $8, $30 and $30, respectively.  Costs totaling $170,946 for new patents and trademarks under development (but as yet not awarded) are capitalized at March 31, 2018.  The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

In addition to its three original patents IronClad has also filed seven patent applications subsequent to March 31, 2018 and will soon file another seven bringing the total patents pending to fourteen (both in the US and internationally).  These pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s current and original patent portfolio includes three issued and granted US patents.  Of the three original granted patents, one patent expired in September 2017, another expired in March 2018 and the third of the original patents expired in June 2018.

Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At March 31, 2018, December 31, 2017 and 2016, the Company had $29,908, $0, and $0 on deposit in excess of the FDIC insured limit.

The Company does have a nominal exposure to a concentration of credit risk: all of our revenue is from one customer at this point.  However, we view the risk is limited because of the financial strength and liquidity of the multi-billion dollar energy customer that has operated profitably for more than a century.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Note 5.  Notes Payable

Securities Purchase Agreement, Convertible Note 12%

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.  The $3,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note. $1,226 was amortized in the three month transition period ended March 31, 2018; accrued interest payable at March 31, 2018 was zero.

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

The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest one day closing bid price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.  The Company will keep available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time.

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

Between January 10, 2018 and January 28, 2018, the note holder exercised its rights under the conversion provisions and through operation of the five conversion elections was issued, in total, 50,322 shares of stock which effectively repaid the loan balance.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Commitment Note and Convertible Note

On August 24, 2017, IronClad entered into an Investment Agreement to establish an equity line of funding for the potential future issuance and purchase of IronClad’s shares of Class A common stock.  See Note 7.

As consideration for its commitment to purchase shares of IronClad’s Class A common stock pursuant to the Investment Agreement, IronClad issued to the counterparty of the agreement a seven-month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000.  The Commitment Note matures on March 24, 2018.  The Commitment Note is convertible into shares of IronClad’s Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default (as of September 30, 2017, and to the date of the filing of this report, no events of default have occurred) occurs solely due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of Class A common stock of the Company at a per share price equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

The Commitment Note is included as a financing fee expense at the date of the transaction.  The Commitment Note was to finance the $100,000 cost of the commitment fee to the counterparty of the Investment Agreement and is accordingly included in the financing fee expenses for the period ended September 30, 2017.  The amount of the commitment fee could be reduced by $35,000 or $17,500 if a registration statement registering the shares that would be issued under the equity line becomes effective within 90 or 135 days, respectively, of August 24, 2017.  The registration statement was declared effective on December 18, 2017 a period less than 135 days (but more than 90 days) after August 24, 2017.  Consequently, the principal balance of the commitment fee was reduced by $17,500 and $100,000 of financing fee expenses originally recognized in the three-month period ended September 30, 2017 were adjusted to reflect a lower $82,500 financing fee expense.

On August 24, 2017, in connection with the entry into the Investment Agreement, IronClad also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount (“OID”).  The initial consideration in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for the note holder’s due diligence and legal fees). The Company may make additional borrowings in such amounts and at such dates as the note holder may choose in its sole discretion. The balance of an individual borrowings matures seven months from its funding date.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

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

On October 23, 2017, a second borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  An additional $6,000 of costs was incurred by IronClad relating to the Convertible Note.  Both the $7,500 and the $6,000 were recorded as discount amounts on the $82,500 note payable and amortized as interest expenses over the life of the borrowing.  The maturity date of this borrowing under the Convertible Note is also defined to be seven months from its borrowing date which is May 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $4.40 making the intrinsic value of the derivative $3.40.  The valuation of the BCF is estimated to be approximately $289,000 and is capped at $69,000, the otherwise undiscounted amount of the note payable.

On March 15, 2018, a third and final borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500 and an additional $6,000 of loan closing costs incurred by IronClad.  The maturity date of this borrowing under the Convertible Note is also defined to be seven months from its borrowing date which is October 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $1.85 making the intrinsic value of the derivative $0.85.

The valuation of the BCF related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.85 per share (based on a $1.85 closing price less the $1.00 per share conversion price) is approximately $109,861 using a Black-Scholes valuation model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the beneficial conversion feature formally recorded is $69,000 ($82,500 net of $13,500) and will be amortized as interest expense over the life of the loan.

On March 24, 2018 both the Commitment Note ($100,000 contractually reduced to $82,500 in 2017) ) and the first tranche of the 10% Convertible Note for $165,000 (less the $10,000 conversion in late March) reached their maturity dates and, except for a $10,000 conversion by Tangiers on the Convertible Note, were not repaid in cash.  Consequently both notes were in “maturity date default” and, pursuant to the terms of the loans, were convertible at the lesser of $3.25 for the Commitment Note, and $1.00 for $165,000 note or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatments for both notes.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) is approximately $79,138 using a Black-Scholes valuation model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. This results in a net liability value of $3,362.  The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The valuation of the derivative liability related to the $165,000 (reduced to $155,000) borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) is approximately $158,276 using a Black-Scholes valuation model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  Since the undiscounted (and unconverted) amount of the note is $155,000 the derivative valuation is recorded as $155,000. The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan.

New Convertible Notes, 12%

On January 25, 2018 IronClad entered into a Securities Purchase Agreement to issue a new 12% convertible note payable for an aggregate principal amount of $88,000.  The Company received cash proceeds of $85,000 net of transaction costs of $3,000.  The $3,000 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, are identical to the initial 12% Convertible note entered into in 2017 and converted earlier in January 2018.

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

The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest one day closing bid price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.  The Company would keep available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time.

The loan principal was repaid plus accrued interest, both totaling $124,268, was paid on July 14, 2018 and the note was fully retired.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated February 27, 2018) and ending on the later of I) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest one day closing bid price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.  The Company will keep available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time.

The conversion feature of the note represents an embedded derivative.  Once definitive pricing facts and circumstances are known later in the year regarding the market value of IronClad’s common stock at that time, the cost of that derivative will be determined using a Black-Scholes valuation model.  At the close of accounting periods subsequent to the initial valuation a redetermination of the derivative valuation will be made using an updated Black-Scholes valuation model.  Any gain or loss in the liability value will be recognized as a fair valuation adjustment to earnings.

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

Terms of the Agreement specify the use of funds to be limited to only supporting the operations of its new service contract.  The terms of the Agreement were amended, effective June 11, 2018, to also permit the use of funds for certain new patent application filings of IronClad.

On March 16, 2018, IronClad purchased several lines of corporate insurance coverage for a set of annual premiums that totaled $30,719.  To pay for the coverage, IronClad paid $2,631 down on the coverages and entered into a financing agreement to borrow the $28,087 balance owed for the coverage.  Interest on the loan is approximately 6% and the loan is repaid by eleven monthly principal and interest installment payments of $2,631 each.  The cost of the insurance is recorded as a prepaid asset and is being amortized monthly over the annual period of the coverages.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

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

On January 6, 2017, Butte completed its Share Exchange Agreement with the owners of InterLok and issued 56,655,891 restricted shares of Butte’s common stock to 29 persons and entities in exchange for all of the outstanding shares of InterLok Key Management, Inc.’s common stock.  Immediately following completion of the share exchange agreement, the Company’s new board of directors elected, through a series of board resolutions and regulatory filings, to change the Company’s name to IronClad Encryption Corporation from Butte, to move the Company to Nevada from Delaware, and to change its stock trading symbol to IRNC from BTHI.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Note 7. Common Stock

During the three-month period ended March 31, 2017, i) the Company issued 5,843,954 shares of its Class A common stock at $0.15 per share for cash in the amount of $876,597 ($35,343 of which was only subscribed and still receivable at December 31, 2016), and ii) 75,000 shares at $0.15 per share for investment banking services in the amount of $11,250.

Additionally, i) the three convertible note holders elected to convert their $210,000 of notes into 1,400,000 shares of Class A common stock at $0.15 per share, and ii) 250,000 shares were issued pursuant to the Share Exchange Agreement at $0.03 per share.  Also, iii) subscriptions receivable that were outstanding at December 31, 2016 in the amount of $81,481 were collected.

During the three-month period ended June 30, 2017, the Company issued i) 240,333 shares of Class A common stock at $0.15 per share for cash in the amount of $36,050 pursuant to a Section 4(a)2 private placement offering, ii) 25,000 shares at $0.15 per share for the conversion of stock options (see Note 8), and iii) 75,000 shares at $2.90 per share for investment banking services valued at $217,500.

During the three-month period ended September 30, 2017, the Company issued i) 100,000 shares of Class A common stock at $3.49 per share for consulting services in the amount of $349,000 and ii) 37,500 shares at $3.50 per share for investment banking services valued at $131,250.

During the three-month period ended December 31, 2017, the Company issued 157,500 shares of Class A common stock at $4.10 per share to seven parties for consulting services in the amount of $660,750.

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

On January 24, 2018 IronClad issued, under the terms of the Investment Agreement, 14,331 shares of its Class A stock in exchange for receipts totaling $25,823 ($1.80 per share) from the counterparty of the Investment Agreement.  Similarly, on February 16, 2018 24,265 shares were issued in exchange for proceeds of $38,824 ($1.60 per share).  On March 26, 2018 9,958 shares of Class A common stock were issued for the conversion of $10,000 of the $165,000 referred to above.

On January 23, 2018, the Company issued 10,000 shares of its Class A common stock at $2.25 per share to two advisors for services in the amount of about $22,500.

On March 13, 2018, the Company approved the issuance of 100,000 shares of its Class A common stock at $1.85 per share to five parties for services in the amount of about $185,000, at March 31, 2018, 55,000 shares were as yet unissued and are disclosed on the balance sheet as Shares to be Issued.

During the period ended March 31, 2018, the Company approved for issue a total of 50,322 shares of Class A common stock, priced between $1.40 and $1.82, for the complete conversion of a convertible note, at March 31, 2018 13,030 were as yet unissued and are disclosed on the balance sheet as Shares to be Issued.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

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

Additionally, from time to time, we issue noncompensatory warrants, such as warrants issued to investors.

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

Other stock grants were awarded for services, but the underlying stock was issued as unrestricted stock because it was otherwise registered under our S-8 and effective on November 28, 2017 and our S-1 as amended and effective on December 19, 2017.

Note 9.  Stock Options and Warrants

During the three-month period ended March 31, 2017, the Company awarded 1,045,000 stock options and warrants for services and conversions of convertible notes valued at $1,305,565 and 9,000,000 stock options to officers of IronClad valued at $622,045.  Of the total 10,145,000 options and warrants awarded, 1,045,000 vested immediately and received full expense recognition in the three-month period ended March 31, 2017.  The remaining 9,883,470 options vest periodically over the subsequent three years and will be expensed as they periodically vest.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

In addition, 25,000 stock options that were awarded during the three-month period ending March 31, 2017 were exercised for cash in the amount of $3,750.

During the three-month period ended June 30, 2017, the Company awarded 2,945,000 stock options for services valued at $4,657,850 (using the Black-Scholes option pricing model) and 500,000 stock options to an officer of IronClad valued at $731,659 (using the Black-Scholes option pricing model).  Of the total 3,445,000 options recorded as awarded during the period 85,000 vested immediately and received full expense recognition during the three-month period ended June 30, 2017.  The remaining 3,360,000 options vest periodically over the next two to four years and will be expensed as they periodically vest.

During the three-month period ended September 30, 2017, the Company recorded the award of 372,500 stock options for services valued at $261,991 (using the Black-Scholes option pricing model) and 82,500 stock warrants for financing fees valued at $287,629 (using the Black-Scholes option pricing model).  Of the total 455,000 options and warrants awarded during the period 155,000 vested immediately and received full expense recognition during the three-month period ended September 30, 2017.  The remaining 300,000 options vest periodically over the next four years and will be expensed as they periodically vest.

During the three-month period ended December 31, 2017, the Company recorded the award of 37,500 stock options for services valued at $161,921 (using the Black-Scholes option pricing model).  All of the options vested immediately and received full expense recognition during the three-month period ended December 31, 2017.

During the three-month period ended March 31, 2018, the Company awarded 2,700,000 stock options for services valued at $4,873,048 (using the Black-Scholes option pricing model) and 1,500,000 stock options to officers of IronClad valued at $2,700,000 (using the Black-Scholes option pricing model).  Of the total 4,200,000 options recorded as awarded during the period 50,000 vested immediately and received full expense recognition during the three-month period ended March 31, 2018.  The remaining 4,150,000 options vest periodically over the next three to seven years and will be expensed as they periodically vest.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was one exercise of 25,000 options during 2017.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants at March 31, 2018:

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years	Vested Options*
75,000	01/16/17	$0.75	1.54%	226.01%	3.00	75,000
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00	1,500,000
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00	1,000,000
350,000	01/31/17	$0.15	1.19%	132.84%	1.93	350,000
100,000	02/01/17	$0.15	1.22%	134.90%	2.00	100,000
†100,000	03/13/17	$0.15	1.40%	144.84%	2.00	†25,000
20,000	03/21/17	$0.15	1.54%	233.07%	3.00	20,000
5,000	04/30/17	$0.75	1.45%	219.35%	3.00	5,000
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00	425,000
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00	500,000
80,000	05/31/17	$0.75	1.44%	196.06%	3.00	80,000
660,000	06/12/17	$2.50	1.64%	589.85%	4.00	165,000
5,000	06/30/17	$3.49	1.55%	197.13%	3.00	5,000
300,000	07/26/17	$3.16	1.63%	296.38%	4.00	37,500
5,000	07/31/17	$3.50	1.51%	170.61%	3.00	25,000
37,500	08/25/17	$2.50	1.62%	170.38%	3.00	37,500
25,000	08/31/17	$3.75	1.44%	170.57%	3.00	25,000
37,500	10/26/17	$4.50	1.76%	220.28%	3.00	37,500
25,000	01/25/18	$2.70	2.20%	247.35%	3.00	25,000
25,000	03/02/18	$1.80	2.52%	297.39%	3.84	25,000
400,000	03/02/18	$1.80	2.71%	369.15%	5.84	—
3,400,000	03/02/18	$1.80	2.79%	369.05%	6.84	—
350,000	03/02/18	$1.80	2.79%	395.11%	7.84	—
17,675,000	Issued				Vested	4,505,000
†(25,000)	Exercised				Exercised	†(25,000)
17,650,000	Unexercised				Unexercised	4,480,000

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
500,000	03/15/17	$0.15	1.02%	114.94%	1.40	500,000
82,500	08/24/17	$3.00	1.63%	285.16%	4.00	82,500
582,500	Issued					582,500

Options* and Warrants						Options and Warrants
18,257,500	Issued				Vested	5,087,500
† (25,000)	Exercised				Exercised	† (25,000)
18,232,500	Unexercised				Unexercised	5,062,500

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

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended December 31, 2017 and 35% for the period ended December 31, 2016 are as follows:

	March 31, 2018	December 31, 2017	December 31, 2016
Net operating losses carryforwards	$5,173,092	$4,194,568	$193,668

Deferred tax asset	1,074,851	880,859	67,780
Valuation allowance for deferred asset	(1,074,851)	(880,859)	(67,780)
Net deferred tax asset	$-	$-	$-

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

At March 31, 2018, the Company has net operating loss carryforwards of approximately $5,072,595 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from December 31, 2016 to December, 2017 was $813,079.

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

Note 11 – Related Party Transactions

At March 31, 2018 the Company owed approximately $79,542 in accounts payable to management and related parties.  Of the $219,057 of accrued liabilities, approximately $75,003 of that amount relates to the president of the Company; the costs primarily relate to travel costs incurred in raising funds for the Company.

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

During the three month transition period ended March 31, 2018, IronClad entered into a loan agreement to borrow up to $500,000 shares at 8.5% interest.  The Company has borrowed the full amount of the loan.  The Company has pledged 500,000 of its common stock as collateral under the terms of the Agreement.  In the event of default by the Company, the lender is entitled to receive one share of Company common stock for every one dollar in principle, interest, penalties, and fees that are owed and outstanding by the Company to the lender.

The Agreement is also supported by a personal $500,000 guarantee from the President of the Company.

See also Note 9 regarding stock option awards to management of the Company.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Note 12.  General and Administrative Expenses

General and administrative expenses recognized for the transition three-month period were $774,400 of which $410,225 were recognized as compensation expenses in connection with the issuance of stock options or warrants; an additional $20,500 of expense was recognized as a result of issuing stock for consulting services.

General and administrative expenses recognized for the twelve-month period ended December 31, 2017 were $2,938,087 of which $1,794,123 were recognized as compensation expenses in connection with the issuance of stock options or warrants; an additional $390,000 of expense was recognized as a result of issuing stock for consulting services ($349,000 of which related to business development services).

Note 13.  Accounts Receivable and Revenue

Customer Service: Information Center

During the three month transition period ended March 31, 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services are to provide an array of services in support of an infrastructure project.

The $301,978 of receivables at March 31, 2018 is for $229,745 of services rendered and the balance is for reimbursable costs incurred, approved by the customer, billed (and paid promptly subsequent to March 31, 2018).  Payment terms are for payment to be made within 30 days; the receivables were collected well within that period.  All billings subsequent to March 31, 2018 and to date have been approved promptly and fully paid according to the payment terms.

Note 14.  Commitments and Contingencies

We are not engaged in any litigation and, to our knowledge, are not aware of any matters that would give rise to possible litigation.

We lease office space on a month-to-month basis.  The annual cost is less than $5,000.  We have no other leases or rental agreements.

Note 15.  Subsequent Events

New Share Purchase Agreement including Convertible Note, 10%

On June 26, 2018 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $250,000.  The Company received cash proceeds of $235,000 net of transaction costs of $15,000.  The $15,000 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, are nearly identical to the initial 10% Convertible note entered into in 2017.

The note matures on December 26, 2018 and interest costs accrue on the unpaid principal balance at 10% annually until December 26, 2018, and after that if not paid at maturity interest accrues annually at 24% until the principal amount and all interest accrued and unpaid are paid.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated June 26, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a fixed conversion price of $1.00 per share, or an alternate variable conversion price, triggered by events such as stock splits, stock dividends or rights offerings which is 70% of a market price defined to be the lowest five day closing bid price for the Company’s common stock during the twenty-day trading period ending on the last trading day prior to exercising the conversion right.  The Company will keep available authorized shares reserved, initially 3,081,854 shares, but in any event authorized shares equal to five times the number of shares that would be issuable upon full conversion of the note from time to time.

The conversion feature of the note represents an embedded derivative.  Once definitive pricing facts and circumstances are known later in the year regarding the market value of IronClad’s common stock at that time, the cost of that derivative will be determined using a Black-Scholes valuation model.  At the close of accounting periods subsequent to the initial valuation a redetermination of the derivative valuation will be made using an updated Black-Scholes valuation model.  Any gain or loss in the liability value will be recognized as a fair valuation adjustment to earnings.

As a commitment fee for the Note, the Company issued the holder 240,384 shares of common stock to be held in escrow until the Note is repaid. The holder will keep the shares, if the Note is not retired prior to its maturity date.

Included in the share purchase agreement was a common stock purchase warrant issued by the Company to the holder to purchase 62,500 shares of common stock at $3.00 per share, exercisable for four years.

New Loan Agreement including Convertible Note, 9%

On July 11, 2018 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 9% convertible note payable for an aggregate principal amount of $270,000 comprised of the first note (“First Note”) being in the amount of $135,000.00, and the remaining note in the amount of $135,000.00, (a “Back End Note”). The Company received cash proceeds of $126,500 from the First Note net of transaction costs of $8,500. The $8,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

The First Note matures on July 11, 2019 and interest costs accrue on the unpaid principal balance at 9% annually until July 11, 2019, and after that if not paid at maturity interest accrues annually at 24% until the principal amount and all interest accrued and unpaid are paid.

The Back End Note carries the same terms as the First Note, except it may not be repaid, but only converted. The Company is under no obligation to accept the Back End Note, but may do so at its sole discretion, following 180 days from the date of the note (dated July 11, 2018). As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $131,500 that may be exchanged for cash against the Back End Note.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated July 11, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The shares to be issued are a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right. The Company will keep available authorized shares reserved, initially 1,730,000 shares, but in any event the number of reserved shares at least equals 400% of the number of shares of Company common stock issuable upon conversion of the Note.

The conversion feature of the note represents an embedded derivative. Once definitive pricing facts and circumstances are known later in the year regarding the market value of IronClad’s common stock at that time, the cost of that derivative will be determined using a Black-Scholes valuation model.  At the close of accounting periods subsequent to the initial valuation a redetermination of the derivative valuation will be made using an updated Black-Scholes valuation model.  Any gain or loss in the liability value will be recognized as a fair valuation adjustment to earnings.

Awards of Stock Grants

On April 2, 2018, the Company issued 50,000 shares of its Class A common stock at $1.69 per share to one party for services in the amount of about $84,500.

On June 1, 2018, the Company issued 20,000 shares of its Class A common stock at $1.15 per share to one party for services in the amount of about $23,000.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

During the first quarter of 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result, it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of December 31, 2017.

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

b)  Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have continued to improve our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2017.  During the quarter ended September 30, 2017 a new director joined the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are:

•Lack of appropriate Independent Oversight.  The board of directors has not provided an appropriate level of independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting.  The independent directors do not provide oversight of the adequacy of financial reporting and internal control procedures.

•Lack of sufficient staffing and full-time personnel; incomplete segregation of duties.  Without sufficient staffing it is not possible to ensure appropriate segregation of duties between incompatible functions, and formalized monitoring procedures have not been established or implemented.

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

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

Past.

Ms. Doris Marie Prater, Ms. Susan Ann Robinson-Trudell, and Paul A. Hatfield resigned as Directors of the Company effective January 16, 2017, in connection with the Share Exchange Agreement between Butte Highlands Mining Company (“Butte”) and Ironclad dated January 6, 2017.  Mr. Gregory B. Lipsker was an original IronClad board member and served from January 6, 2017 until his resignation on June 1, 2018.

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

Name §	Position	Age
James D. McGraw	Director, Chairman, President and Chief Executive Officer	59
Jeff B. Barrett †	Director	61
John S. Reiland ‡	Director *	68
Mark A. Watson	Director *	49

*  Independent Director

†  Mr. Barrett was re-elected to the board effective May 15, 2018.  He previously served as a Board member from the time of the share exchange through September 11, 2017.

‡  Mr. Reiland was elected to the Board effective September 12, 2017; Mr. Watson effective February 28, 2018.

§  Mr. Gregory B. Lipsker served as a Board member until his resignation effective on June 1, 2018.

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

Jeff B. Barrett.  Mr. Barrett was reelected to the Board effective May 15, 2018.  Mr. Barrett joined the company on January 6, 2017, was elected and served as a Board member through September 11, 2017.  At the time he joined the company he was also appointed as Vice President of Planning for IronClad.  He is a co-founder of the Company.  Prior to IronClad, Mr. Barrett founded and operated Foresight Security Systems, a high-end custom electronics sales and installation company.  Over the 20 years he ran the company, he gained extensive experience in sales, marketing, management, research, strategic business analysis, and budgeting.

John S. Reiland.  Mr. Reiland joined the Board of Ironclad on September 12, 2017 and is the Chairman of the Audit Committee as well as the CNCG Committee.  Mr. Reiland brings a diverse forty-year business background encompassing various principal roles in public and private companies.  He has successfully navigated posts as Chief Executive Officer, Chief Financial Officer, and Chief Restructuring Officer in a variety of industries, primarily redirecting and strategically restructuring large-scale companies.  His leadership experience includes religious nonprofits and technology companies and he currently serves on the board of directors for Flotek Industries, Inc. which earned revenue well above $300,000,000 in 2017.

Mr. Reiland’s outstanding leadership won for him a nomination for the Los Angeles Business Journal Chief Financial Officer of the Year award in 2009.  He earned a BBA in accounting from the University of Houston and he completed the Stanford Executive Program with the Stanford Graduate School of Business.

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

Mr. Watson is a former Senior Consultant with Deloitte Consulting and began his career in Operations at Coca-Cola Enterprises, Inc.  He attended Baylor University.

Gregory B. Lipsker.  Mr. Lipsker resigned from the board effective June 1, 2018.  He joined the Board of Ironclad on January 16, 2017 and had served as a member of the Audit Committee and the CNCG Committee.  Prior to his election to the board in 2017 Mr. Lipsker’s legal practice had been limited to serving as legal counsel to Butte Highlands Mining Company.

Executive Officers

James D. McGraw, 59, is the President and Chief Executive Officer and is also a Director and Chairman of the Company.  Mr. McGraw has served as Chief Executive Officer since January 6, 2017.  Information about his professional background is discussed in the section above regarding the Board of Directors.

Jeff B. Barrett, 61, joined the company on January 6, 2017 and serves as a Vice President for IronClad and is a member of Board of Directors.  He is also a co-founder of the Company.  Prior to IronClad, Mr. Barrett founded and operated Foresight Security Systems, a high-end custom electronics sales and installation company.  Over the 20 years he ran the company, he gained extensive experience in sales, marketing, management, research, analyzing, and budgeting.

Daniel M. Lerner, 63, serves as IronClad’s Chief Technology Officer and Vice President of Engineering.  He is also a co-founder of the Company.  He is responsible for all aspects of the Company’s technical developments and strategy.  Prior to IronClad, Mr. Lerner served as Chief Technology Officer for Teledrill Inc. and was responsible for all aspects of technology, including design, engineering, production and field testing.  Mr. Lerner has extensive experience as a developer of technological products, electronics, computer software, and network security services and is an adept leader of multi-disciplinary teams in the technology industry.

He has architected data acquisition and signal processing systems and patented, designed and implemented ultra-high security data encryption.  Mr. Lerner’s previous experience as Senior Applications Engineer for Teradyne included electronic design, system program administration and sales assistance.  He received a BSEE and MSEE from La Salle University.

Len E. Walker, 47, joined the Company on January 6, 2017 and serves as IronClad’s Vice President, Secretary and General Counsel.  He has also specialized in drafting government contracts and coordinating financial and legal agreements.  He completed his twenty-year career in the United States Marine Corps as a Major and the Executive Officer and Chief-of-Staff of a USMC combat helicopter squadron, second in command of a 200-person organization with nine aircraft and equipment valued at over $100,000,000.  As the Squadron Security Manager, he was responsible for maintaining and safeguarding all classified material and equipment, as well as initiating and revoking security clearances.

As an officer and pilot in command, he flew over 3,000 hours and served five combat tours in Afghanistan and Iraq.  He was awarded the Meritorious Service Medal and Air Medal with 10 Strike Flights.  Mr. Walker earned a B.B.A. degree from Baylor University, and a Juris Doctor degree from South Texas College of Law.  He continues to hold a Top-Secret security clearance.

David G. Gullickson, 67, joined the Company on April 17, 2017 and serves as IronClad’s Vice President of Finance, Treasurer and Chief Financial Officer (and, for SEC reporting purposes, Principal Financial and Accounting Officer).  He has over twenty-five years of experience as a corporate executive officer, Chief Financial Officer or Chief Accounting Officer (and corporate Secretary) of several SEC-registered companies on each of the major U.S. (and a Canadian) exchanges and markets, as well as for companies owned by private-equity companies that planned or implemented initial and secondary public offerings.

He has held positions most recently as Vice President, Treasurer, and Principal Financial and Accounting Officer of Hyperdynamics Corporation (OTC QX “HDYN”), Chief Financial Officer of the Southern Ute Indian Tribe (a domestic sovereign nation with over $4,000,000,000 in assets and $300,000,000 of Tribe issued bonds that are “AAA” rated by Fitch and Moody’s), CFO of Greenfields Petroleum Corporation (TSX Venture: “GNF”) operating offshore, Caspian Sea oil and gas properties in Baku, Afghanistan, and similar companies.  He holds two degrees from the University of Texas in Austin:  a B.A. degree in Economics, and a Master of Professional Accounting degree.  Mr. Gullickson is a Certified Public Accountant.

Board Committees

As of the date hereof, the Board of Directors has established two standing committees:  The Compensation, Nominating and Corporate Governance Committee, and the Audit Committee.

Committee Assignments

The table below reflects the composition of the committees of the Board of Directors.

Name of Director	Compensation, Nominating, and Corporate Governance Committee	Audit Committee
John S. Reiland	Chairman	Chairman
Mark A. Watson	Member	Member
Jeff B. Barrett
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the transition three month period ended March 31, 2018 and fiscal year ended December 31, 2017, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act, except that during 2017 Mr.  McGraw filed two late Form 4 reports with respect to non-exempt transactions and Mr. Gullickson filed one late Form 3 report with respect to equity securities of the Company beneficially owned by him on the date he became an officer of the Company.

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

The skill set necessarily varies among positions but may include: executive management experience; technical expertise; security experience; Secret or Top-Secret security clearance; experience growing and maturing a company; relevant financial and commercial experience; and relevant compliance and legal experience.  As a result, the CNCG Committee's determinations in setting compensation are often qualitative and subjective, depending on the executive's position.

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

Perquisites

Perquisites are determined on a case-by-case basis by the CNCG Committee.  During the transition period ended March 31, 2018 and the fiscal year ended December 31, 2017, no executive officer received any perquisites.

How do we determine the amount for each element of executive officer compensation?

Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs.  We consider such factors as competitive compensation packages as negotiated with our officers; evaluations of the President and Chief Executive Officer and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers' ability to work in relationships that foster teamwork among our executive officers; officers' individual skills and expertise; and labor market conditions.  We did not engage a third-party compensation consultant during the transition period ended March 31, 2018 and fiscal years ended December 31, 2017 or 2016.

During the transition period ended March 31, 2018 and fiscal years ended December 31, 2017 and 2016, total executive compensation consisted of base salary and option awards.  Generally, the option awards for executives are negotiated in the executive's contract, with an exercise price based on the market price on the award date.  Special option awards are also issued to executives and employees on a case-by-case basis during the year for significant achievement.  Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

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

This includes compliance with Section 162(m) of the Internal Revenue Code, which limits our tax deduction for an executive's compensation to $1,000,000 unless certain conditions are met. For the transition period ended March 31, 2018 and fiscal year ended December 31, 2017, the full amount of all compensation provided to all executives was tax deductible to the Company.

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

Described below are the details of the processes and procedures for the consideration and determination of executive compensation for the transition period ended March 31, 2018, and fiscal year 2017.

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

Mr. Barrett:  $150,000.  Effective January 6, 2017, Mr. Barrett received a monthly salary of $5,000, and Mr. Barrett agreed to a deferral of $7,500 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Barrett’s annualized base salary of $150,000.

Mr. Lerner:  $200,000.  Effective January 6, 2017, Mr. Lerner received a monthly salary of $5,000, and Mr. Lerner agreed to a deferral of $11,667 per month commencing July 1, 2017 and commencing on September 1, 2017 will be paid $12,000 per month and will defer receipt of $4,667 per month until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Lerner’s annualized base salary of $200,000.

Mr. Walker:  $200,000.  Effective January 6, 2017, Mr. Walker received a monthly salary of $5,000, and Mr. Walker agreed to a deferral of $11,667 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Walker’s annualized base salary of $200,000.

Mr. Gullickson:  $225,000.  Effective May 1, 2017, Mr. Gullickson received a monthly salary of $5,000, and Mr. Gullickson agreed to a deferral of $13,750 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Gullickson’s annualized base salary of $225,000.

Subsequently, on October 15, 2017, payment of all salaries for all IronClad officers and employees were suspended indefinitely until such time as the company is financially able to resume the payments.  The salary liability and expense amounts continue to be accrued, however, even though the payments are being suspended and deferred.

Long-Term Incentive Stock Option Awards

On August 17, 2017, the Compensation, CNCG Committee approved stock option awards to the NEOs effective January 6, 2017.  Those details are discussed the table below.

Compensation Table

The following table shows salaries, bonuses, incentive awards, retirement benefits and other compensation relating to three-month transition period ended March 31, 2018, and fiscal years ended December 31, 2017 and December 31, 2016 for our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and other executive officers.  Columns for some compensation categories for which there was no compensation have been omitted.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award Granted ($)(1)	Option Awards Granted ($)(1)	All Other Compensation ($)	Total ($)

James D. McGraw	2018	$26,0000	—	—	$320,328	$4,491	$30,491
President, PEO	2017	$79,500	—	—	$5,188,987	$13,331	$5,281,818
	2016	—	—	—	—	—	—
David G. Gullickson	2018	$56,250	—	—	$900,000	$4,491	$960,741
Vice President, PFO	2017	$122,500	—	—	$731,659	$10,907	$865,066
	2016	—	—	—	—	—	—
Len E. Walker	2018	$50,000	—	—	$1,800,000	$6,738	$1,856,738
Vice President, Secretary	2017	$126,000	—	—	$1,297,246	—	$1,423,246
	2016	—	—	—	—	—	—
Daniel M. Lerner	2018	$50,000	—	—	$324,590	—	$50,000
Vice President, CTO	2017	$125,000	—	—	—	—	$125,000
	2016	—	—	—	—	—
Jeff B. Barrett	2018	$37,500	—	—	$80,027	$6,738	$44,238
Vice President	2017	$102,500	—	—	—	—	$102,500
	2016	—	—	—	—	—

(1)  Reflects the award date fair value, computed using the Black-Scholes option pricing model for options awarded in fiscal years 2018, 2017 and 2016.  For a description of the assumptions used for purposes of determining award date fair value, see Note 9. Stock Options and Warrants to the Financial Statements included in this report.

Equity Awards

The following table shows stock awards made to the named executives in fiscal year 2017 and their outstanding equity awards as of March 31, 2018.

Outstanding Equity Awards at March 31, 2018 Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Options Exercise Price ($/Share)	Options Expiration Date	Number of Shares of Stock Underlying Options That Have Not Vested (#)	Market Value of Shares of Stock Underlying Options That Have Not Vested ($) †
James D. McGraw, PEO	—	10,000,000	$1.00	*	10,000,000	$16,700,000
		4,000,000	$0.15	1/05/2024	3,000,000	$5,010,000
David G. Gullickson, PFO	—	500,000	$1.47	1/05/2024	375,000	$626,250
		500,000	$1.80	12/31/2024	500,000	$835,000
Len E. Walker	—	1,000,000	$0.15	1/05/2024	750,000	$1,252,500
		1,000,000	$1.80	12/31/2024	1,000,000	$1,670,000
Daniel M. Lerner	---	3,000,000	$0.15	1/05/2023	2,000,000	$3,340,000
Jeff B. Barrett	---	1,000,000	$0.15	1/05/2024	750,000	$1,252,500

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

†  The price at which the last stock sale occurred for the period ended March 31, 2018 was $1.67 per share.

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

Cumulative accrued and unpaid salary compensation at March 31, 2018 was $58,000.

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

Employment Agreement of Jeff B. Barrett

On August 17, 2017, we entered into an employment agreement with Mr. Barrett (the “Barrett Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. Barrett a monthly salary of $5,000, and Mr. Barrett agreed to a deferral of an additional $7,500.00 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Barrett’s annualized base salary of $150,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Barrett of all deferred salary amounts.  Mr. Barrett is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2018 was $92,500.

In addition, we agreed to award Mr. Barrett an option to purchase 1,000,000 shares of our Class A common stock at an exercise price of $0.15 per share, with one quarter of the shares underlying the option to be vested on January 5, 2018 and the remaining shares to be vested equally over three years on each anniversary of January 5 for three consecutive years.  These options were awarded under our Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan when the plan was approved by our stockholders.  The Barrett Employment Agreement expires on January 31, 2021, with automatic renewal for successive one-year terms, unless terminated in writing by either party at least 90 days prior to the expiration.

Mr. Barrett is also eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time, including group health, vision and dental insurance and our 401(k) program.  Upon a termination of Mr. Barrett’s employment without Cause by the Company or by Mr. Barrett for Good Reason in connection with a Material Event or Change of Control of the Company (each as defined in the Barrett Employment Agreement), Mr. Barrett will receive certain severance benefits, including severance payments equal to his base salary then in effect as of the date of termination for a period of twelve months, a pro rata portion of any annual incentive award for the year during which such termination occurs and immediate vesting of all outstanding stock options with a right to exercise for two years.

Employment Agreement of Daniel M. Lerner

On August 17, 2017, we entered into an employment agreement with Mr. Lerner (the “Lerner Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. Lerner a monthly salary of $5,000, and Mr. Lerner agreed to a deferral of an additional $11,667.00 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Lerner’s annualized base salary of $200,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Lerner of all deferred salary amounts.  Mr. Lerner is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2018 was $130,000.

In addition, we agreed to award Mr. Lerner an option to purchase 3,000,000 shares of our Class A common stock at an exercise price of $0.15 per share, with one quarter of the shares underlying the option to be vested on January 5, 2018 and the remaining shares to be vested equally over three years on each anniversary of January 5 for three consecutive years.  These options were awarded under our Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan when the plan was approved by our stockholders.  The Lerner Employment Agreement expires on January 31, 2021, with automatic renewal for successive one-year terms, unless terminated in writing by either party at least 90 days prior to the expiration.

Mr. Lerner is also eligible to participate in other standard benefits plans offered to similarly situated employees by us from time to time, including group health, vision and dental insurance and our 401(k) program.  Upon a termination of Mr. Lerner’s employment without Cause by the Company or by Mr. Lerner for Good Reason in connection with a Material Event or Change of Control of the Company (each as defined in the Lerner Employment Agreement), Mr. Lerner will receive certain severance benefits, including severance payments equal to his base salary then in effect as of the date of termination for a period of twelve months, a pro rata portion of any annual incentive award for the year during which such termination occurs and immediate vesting of all outstanding stock options with a right to exercise for two years.

Employment Agreement of Len E. Walker

On August 17, 2017, we entered into an employment agreement with Mr. Walker (the “Walker Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. Walker a monthly salary of $5,000, and Mr. Walker agreed to a deferral of an additional $11,667.00 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Walker’s annualized base salary of $200,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Walker of all deferred salary amounts.  Mr. Walker is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2018 was $130,000.

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

Employment Agreement of David G. Gullickson

On August 17, 2017, we entered into an employment agreement with Mr. Gullickson (the “Gullickson Employment Agreement”) effective May 1, 2017, pursuant to which we agreed to pay Mr. Gullickson a monthly salary of $5,000, and Mr. Gullickson agreed to a deferral of an additional $13,750 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Gullickson’s annualized base salary of $225,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Gullickson of all deferred salary amounts.  Mr. Gullickson is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2018 was $153,750.

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

Director Compensation for Period Ended March 31, 2018

The following table sets forth compensation amounts for our Independent Directors for the transition period ended March 31, 2018.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Gregory B. Lipsker (1) (2)	—	—	—	—	—
John S. Reiland (1)	—	—	—	—	—
Mark A. Watson (1) (3)	—	—	—	—	—
Jeff B. Barrett (1) (4)	—	—	—	—	—

(1)  During the two years ended March 31, 2018 no Director received compensation for his services.

(2)  Mr. Lipsker resigned effective June 1, 2018.  He was an original board member, but did not receive any compensation for serving on the board.  Mr. Lipsker received 250,000 shares during the share exchange agreement that occurred on January 6, 2017, and purchased 70,000 shares during the company’s private placement memorandum offering in early 2017.

(3)  On February 28, 2018, Mr. Watson was elected to the Board of Directors.  Mr. Watson previously acquired 2,000,000 shares of Class A Common Stock through the share exchange agreement that occurred on January 6, 2017.  Mr. Watson has received no compensation for serving as a board member.

(4) On May 15, 2018, Mr. Barrett was elected to the Board of Directors.  Mr. Barrett preciously acquired 15,900,000 shares of Class A Common Stock through the share exchange agreement that occurred on January 6, 2017. Mr. Barrett has received no compensation for serving as a board member.

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

The following table sets forth information about the Amended Plan as of June 15, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	27,000,000	$0.70	3,000,000

Equity compensation plans not approved by security holders	1,257,500	$0.61	—

Total	27,495,000	$0.68	3,000,000

The following table sets forth certain information as of June 27, 2018 with respect to the beneficial ownership of shares of common stock by (a) each person known to us that owns beneficially more than 5% of the outstanding shares of common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our executive officers and directors as a group.

Owners of more than 5% of Shares, Directors and Executive Officers:	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Director: Gregory B. Lipsker	320,000(1)	*%
Director: John S. Reiland	50,000(2)	*%
Director: Mark A. Watson	1,950,000(3)	2.9%
Director and President: James D. McGraw	37,292,891(4)	45.2%
Director and Vice President: Jeff B. Barrett	16,900,000(5)	24.5%
Vice President: Daniel M. Lerner	7,929,000(6)	11.2%
Vice President: Len E. Walker	2,150,000(7)	3.1%
Vice President: David G. Gullickson	1,025,000(8)	1.5%
Executives Officers and Directors as a Group	† 49,116,891	† 67.8%

*    Less than 1% of class.

†    Shares in total for the group on this line exclude any shares related to the hypothetical exercise of any options outstanding; total shares of common stock issued and outstanding at March 31, 2018 were 68,050,937 (shares of Class A: 66,303,249, and Class B: 1,538,872).

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

Pursuant to the terms of the Stock Purchase Agreement, Mr. McGraw or his assigns were granted the right to purchase from Mr. Hatfield a maximum of 500,000 shares of Butte that were personally owned by Mr. Hatfield at a price of $0.15 per share.  The Stock Purchase Agreement is effective for twenty-four months starting at the closing of the Share Exchange Agreement transaction that was contemplated by the letter of intent.

Director Independence

Our common stock is listed on the OTC QB.  We use SEC Rule 10A-3 in determining whether a director is independent in the capacity of director and in the capacity as a member of a Board committee.  In determining director independence, we have not relied on any exemptions from any rule's definition of independence.

We currently have four directors, two of whom are Independent Directors.  The Board has determined that the following Directors are independent under SEC Rule 10A-3 because they have no relationship with the Company (other than being a Director and stockholder of the Company): John S. Reiland and Mark A. Watson.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-related and Other Fees

Aggregate fees for professional services rendered to the Company by Fruci & Associates II, PLLC for the years ended December 31, 2017 and 2016 were as follows:

	Three Months Ended	Years Ended
	March 31,	December 31
Item	2018	2017	2016
Audit fees	$27,500	$25,000	$19,000
Audit-related fees (InterLok)	-	-	9,750
Tax fees	2,250	3,300	-
All other fees	=	13,000	-
Total	$29,950	$41,300	$28,750

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

10.4

Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.  (incorporated by reference from Exhibit 10.04 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.5

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.  (incorporated by reference from Exhibit 10.05 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.6

Credit Agreement between IronClad Encryption Corporation and Layer 3 Communications dated February 1, 2018. (incorporated by reference from Exhibit 10.06 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.7

Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018. (incorporated by reference from Exhibit 10.07 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.8

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018. (incorporated by reference from Exhibit 10.08 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.9*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018.
10.10*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018
10.11*	Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018.
10.12*	Convertible Promisorry Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018.
10.13*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC July 11, 2018
10.14*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GS Capital Partners, LLC and IronClad Encryption Corporation dated July 11, 2018
10.15**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.16**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.17**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.18**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.19**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.20**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.21**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.22**

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

*** Furnished herewith.

(B)

FINANCIAL STATEMENT SCHEDULES

The financial statement schedules required by this item are set forth in the notes to our financial statements set forth in Item 8.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IronClad Encryption Corporation

July 16, 2018	/s/ JAMES D. MCGRAW
James D. McGraw President, Director and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 16, 2018	/s/ JAMES D. MCGRAW James D. McGraw Director and Principal Executive Officer

July 16, 2018	/s/ JEFF B. BARRETT Jeff B. Barrett Director
July 16, 2018	/s/ JOHN S. REILAND John S. Reiland Director

July 16, 2018	/s/ MARK A. WATSON Mark A. Watson Director

July 16, 2018	/s/ DAVID G. GULLICKSON David G. Gullickson Vice President, Treasurer, and Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description
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

10.4

Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.  (incorporated by reference from Exhibit 10.04 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.5

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated January 25, 2018.  (incorporated by reference from Exhibit 10.05 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.6

Credit Agreement between IronClad Encryption Corporation and Layer 3 Communications dated February 1, 2018. (incorporated by reference from Exhibit 10.06 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.7

Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018. (incorporated by reference from Exhibit 10.07 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.8

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Power Up Lending Group, Ltd. dated February 27, 2018. (incorporated by reference from Exhibit 10.08 of the Company’s annual report on Form 10-K (No. 000-53662) filed April 17, 2018).

10.9*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018.
10.10*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018
10.11*	Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018.
10.12*	Convertible Promisorry Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018.
10.13*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC July 11, 2018
10.14*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GS Capital Partners, LLC and IronClad Encryption Corporation dated July 11, 2018
10.15**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.16**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.17**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.18**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.19**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.20**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.21**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.22**

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