Form 10-Q
period 2018-06-30
IRONCLAD ENCRYPTION Corp
filed 2018-08-20
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

or

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number:     000-53662

IronClad Encryption Corporation

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway 777 South Post Oak Lane, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(888) 362-7972

(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days.    YES ☑  NO  □

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No  □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.

Large accelerated filer □		Accelerated filer	□
Non-accelerated filer □	(Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging Growth Company	□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes □ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the close of business on August 15, 2018, there were 66,998,672 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

IronClad Encryption Corporation and Subsidiaries

Table of Contents

Part I. Financial Information

3

Item 1. Financial Statements (Unaudited)

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

27

Item 3. Quantitative and Qualitative Disclosures about Market Risks

35

Item 4.  Controls and Procedures

35

Part II – Other Information

36

Item 1.  Legal Proceedings

36

Item 1A.  Risk Factors

36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

52

Item 3.  Defaults Upon Senior Securities.

52

Item 4.  Mine Safety Disclosures

52

Item 5.  Other Information.

53

Item 6.  Exhibits

53

Signatures

55

Exhibit Index

56

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Company) Condensed Consolidated Balance Sheets
	June30,	March 31,
	2018	2018
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$427,129	448,061
Accounts receivable	371,239	301,978
Prepaid expense and deposits	42,563	55,719
Total current assets	840,931	805,758

Other assets
Patents, net	367,911	170,976

Total assets	$1,208,842	976,734

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$670,385	637,367
Accounts payable, legal fees	395,165	362,598
Accounts payable, related parties	56,457	79,542
Accrued liabilities	87,417	219,057
Accrued liabilities, payroll	896,433	700,521
Accrued interest	72,819	39,761
Convertible note payable, 10%, net	82,500	3,362
Convertible note payable, 10%, net	135,000	-
Convertible note payable derivative liabilities	552,149	234,138
Convertible note payable, 10%, net	48,919	61,585
Convertible note payable, 12%, net	28,734	85,698
Convertible note payable, 12%, net	8,699	50,415
Convertible note payable, 10%, net	41,303	6,168

Note payable, 6%	15,258	25,456
Total current liabilities	3,091,238	2,505,668

Note payable, 8.5%	464,598	490,000
Total other liabilities	464,598	490,000
Commitments and contingencies	-	-
Total liabilities	3,555,836	2,995,668

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, Class A, $0.001 par value 150,000,000 shares authorized, 66,854,674 and 65,258,532 shares issued and outstanding, respectively	66,854	66,457
Common stock, Class B, $0.001 par value 1,707,093 shares authorized, 1,538,872 and 0 shares issued and outstanding	1,539	1,539
Additional paid-in capital	14,253,104	11,514,917
Common shares of Class A stock to be issued	-	101,750
Accumulated deficit	(16,668,491)	(13,703,597)
Total stockholders’ equity (deficit)	(2,346,994)	(2,018,934)

Total liabilities and stockholders’ equity	$1,208,842	976,734

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Company) Condensed Consolidated Statements of Operations
	Three Months Ended
	June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Revenues	$579,236	$-

Operating expenses
Product development costs	587,073	327,749
Services	389,281	-
General and administrative	607,389	294,856
Officer and directors fees	1,307,855	901,684
Investor relations	49,450	519,409
Professional fees	94,015	79,573
Amortization	7	7
Total operating Expenses	3,035,070	2,123,278

Loss from operations	(2,455,834)	(2,123,278)

Other income (expense)
Interest income	1	232
Interest expense	(351,113)	-
Financing expense	(162,869)	-
Gain (loss) on valuation of derivative liability	4,921	-
Total other income (expense)	(509,060)	232

Loss before taxes	(2,964,894)	(2,123,046)

Income taxes
Income tax benefit	-	-
Tax expense	-	-
Total income taxes	-	-

Net loss	$(2,964,894)	$(2,123,046)

Net loss per common share, basic and diluted	$(0.04)	$(0.03)

Weighted average number of basic and diluted common stock shares	68,118,349	66,739,071

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Company) Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	June 30,
	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,964,894)	$(2,123,046)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	7	7
Amortization of notes discount amounts	13,261	-
Amortization of loan discount costs, BCF	46,887	-
Amortization of loan discount costs, Derivatives	257,579	-
Financing fees	162,869	-
(Gain) loss on valuation of derivative liability	(4,922)	-
Common stock issued for services, general and administrative	84,500	-
Common stock issued for services, professional fees	23,000	-
Common stock issued for services, investor relations	-	217,500
Stock options issued for services, general and administrative	548,077	8,083
Stock options issued for services, development	559,510	10,092
Stock options issued for officers and directors	1,168,606	836,684
Stock options issued for investor relations	-	390,170
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(69,261)	-
Decrease (increase) in prepaids	13,156	(25,000)
Increase (decrease) in accounts payable	42,500	46,845
Increase (decrease) in accrued expense	64,272	176,731
Increase (decrease) in accrued interest	33,058	(6,263)
Net cash used by operating activities	(21,795)	(468,196)

Cash flows from investing activities:
Patent applications	(196,942)	(79,733)
Net cash used by investing activities	(196,942)	(79,733)

Cash flows from financing activities:
Proceeds from issuing convertible note payable, common stock	250,000	71,325
Less transaction costs	(15,000)	-
Repayments of amended note payable	(125,000)	-
Proceeds from issuing amended note payable	100,000	-
Less transaction costs	(2,000)	-
Repayment on 6.5%, insurance	(10,195)	-
Conversion of options, proceeds from issuing common stock	-	12,820
Net cash provided by financing activities	197,805	84,145

Increase (decrease) in cash and cash equivalents	(20,932)	(463,784)
Cash, beginning of period	448,061	713,784
Cash, end of period	$427,129	$250,000

Supplemental Cash Flow:
Interest paid	$327	$-
Income taxes paid	$-	$-
Common stock issued for convertible debt	$20,000	$-
Beneficial conversion and derivative liability feature	$24,155	$-

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Organization, Recent History, and Description of Businesses-Past and Present

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

IronClad Encryption Corporation and Subsidiaries

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

In 2009, Butte registered under the Securities Exchange Act of 1934, as amended, for the purpose of becoming a reporting company.  The Company’s common stock then became listed on the OTCBB, but in time the Company also listed its common stock to trade on the OTC QB electronic market, one of the OTC Markets Group over-the-counter markets, where the Company’s common stock is now listed.

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

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  Through December 31, 2017, InterLok was the only subsidiary of the Company and InterLok’s patents and line of business now are the main basis of the business of the Company on a consolidated basis.  During the transition three month period ended March 31, 2018; the Company incorporated a new wholly owned subsidiary IronClad Pipeline IC, Inc. (“Pipeline”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IronClad and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  The above unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information

Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements and the rules of the SEC.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2018.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the three month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $16,668,491. The Company's working capital deficit is $2,250,307 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at June 30, 2018 and March 31, 2018.

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

At June 30, 2018 and March 31, 2018, the Company did not have any assets measured at fair value other than cash and deposits, the Company had conversion features embedded in its convertible notes payable.  The fair value measurement of that feature, using a Binomial options pricing valuation model at June 30, 2018, $552,149, using a term of six months; stock value between $0.59 and $1.25; volatility between114% and 187.6% and a risk free interest rate of 2.11% the value at March 31, 2018 using a Black Scholes valuation model was $234,138. The amounts are reported as a derivative liability on the balance sheet.  .

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10- 25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis amounts of assets and liabilities and their financial reporting amounts at each period-end.  A valuation allowance is recorded against deferred tax asset amounts if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.  See Note 10.

Capitalization of Patent and Trademark Costs

The Company capitalizes its legal, patent agent and related filing fees and costs associated with the patents it holds and is developing.  The amounts are carried as an intangible asset in the financial statements.  The costs of the patents or trademarks are amortized ratably (expensed) over the expected useful technological or economic life of the individual assets.  The legal life of a patent is typically about 17 years. See Note 4.

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

IronClad Encryption Corporation and Subsidiaries

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

FASB issued standard ASU 2018-07 — Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting related to changes in stock compensation.  IronClad has early adopted this new standard in the current period and recognition of expenses for outstanding options were re-evaluated for compliance and will be recognized on a straight line basis through final vesting of the respective options.

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

Note 3.  Accounts Receivable and Revenue

Customer Service

During the three month transition period ended March 31, 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services are to provide an array of services in support of an infrastructure project.

The $371,239 and $301,978 of receivables at June 30, 2018 and March 31, 2018 respectively is for $254,715 and $229,745, respectively, of services rendered and the balance is for reimbursable costs incurred, approved by the customer, billed (and paid promptly subsequent to June 30, 2018).  Payment terms are for payment to be made within 30 days; the receivables were collected well within that period.  All billings subsequent June 30, 2018 and to date have been approved promptly and fully paid according to the payment terms.

In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract.  Consequently, our services were discontinued effective July 28, 2018.  Revenue earned and invoiced through that point in time was approximately $170,000.  The customer also elected to retain the services of the individuals previously employed by IronClad Pipeline, Inc. on a going forward basis.  All

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

invoice amounts that were billed for services under the contract through the end-date of the contract were submitted, approved and, as of the filing date of this report, have been paid promptly and in full by the customer.

Note 4.  Patents

Patents and trademarks are as follows:

	June 30, 2018	March 31, 2018
Patents and trademarks under development	$ 367,888	$ 170,946

Patents issued	398	398
Less accumulated amortization	(375)	(368)
	23	30

Patents, net	$ 367,911	$ 170,976

Amortization expense for intangible assets during the period ended June 30, 2018 and the three month period ended June 30, 2018 was $7 and $7, respectively.  Costs totaling $367,888 for new patents and trademarks under development (but as yet not awarded) are capitalized at June 30, 2018.  The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

In addition to its three original patents IronClad has also filed fourteen patent applications during the period ended June 30, 2018 (both in the US and internationally).  These pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s current and original patent portfolio includes three issued and granted US patents.  Of the three original granted patents, one patent expired in September 2017, another expired in March 2018 and the third of the original patents expired in June 2018.

IronClad expects to apply for a related set of about fourteen additional patents (seven in the US and a matching set internationally) in the quarter to end September 30, 2018.

Note 5.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At June 30, 2018 and March 31, 2018, the Company had $0 and $29,908 on deposit in excess of the FDIC insured limit.

The Company does have a nominal exposure to a concentration of credit risk: all of our revenue is from one customer at this point.  However, we view the risk is limited because of the financial strength and liquidity of the multi-billion dollar energy customer that has operated profitably for more than a century.

All invoice amounts that were billed for services under the contract through the end date of our contract with the customer were submitted, approved and, as of the filing date of this report, have been paid promptly and in full by the customer.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6 – Related Party Transactions

At June 30, 2018 and March 31, 2018 the Company owed approximately $96,831 and $79,542 in accounts payable to management and related parties.  Of the $ 137,422 and $219,057 of accrued liabilities at June 30, 2018 and March 31, 2018, approximately $75,003 of that amount relates to the president of the Company; the costs primarily relate to travel costs incurred in raising funds for the Company.

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

See also Note 13 regarding stock option awards to management of the Company.

Note 7.  Notes Payable

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

IronClad Encryption Corporation and Subsidiaries

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

Commitment Note and Convertible Note

On August 24, 2017, IronClad entered into an Investment Agreement to establish an equity line of funding for the potential future issuance and purchase of IronClad’s shares of Class A common stock.  See Note 8.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 24, 2017, in connection with the entry into the Investment Agreement, IronClad also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount (“OID”).  The initial consideration in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for the note holder’s due diligence and legal fees). The Company may make additional borrowings in such amounts and at such dates as the note holder may choose in its sole discretion. The balance of an individual borrowing matures seven months from its funding date.

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

On March 26, 2018 the Convertible Note holder elected to convert $10,000 of principal balance into 9,958 shares of Class A common stock.

On June 1, 2018 the Convertible Note holder elected to convert an additional $20,000 of principal balance into 32,219 shares of Class A common stock.

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

IronClad Encryption Corporation and Subsidiaries

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

On March 24, 2018 both the Commitment Note ($100,000 contractually reduced to $82,500 in 2017) and the first tranche of the 10% Convertible Note for $165,000 (less the $10,000 conversion in late March) reached their maturity dates and, except for a $10,000 conversion by Tangiers on the Convertible Note, were not repaid in cash.  Consequently both notes were in “maturity date default” and, pursuant to the terms of the loans, were convertible at the lesser of $3.25 for the Commitment Note, and $1.00 for $165,000 note or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatments for both notes.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) is approximately $79,138 using a Black-Scholes valuation model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. This results in a net liability value of $3,362.  The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan. At June 30, 2018, the $79,138 was fully amortized.

The valuation of the derivative liability related to the $165,000 (reduced to $155,000) borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) is approximately $158,276 using a Black-Scholes valuation model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  Since the undiscounted (and unconverted) amount of the note is $155,000 the derivative valuation is recorded as $155,000.  The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan. On June 1, 2018 $20,000 of note was converted, reducing the outstanding balance to $135,000.

At May 23, 2018 the second tranche of the 10% Convertible Note for $82,500 reached its maturity date and was not repaid in cash. Consequently the note was in “maturity date default” and pursuant to the terms of the loan was convertible at the lesser of $1.00 or 65% of the average lowest two trades for the prior 20days, resulting in initial recognition for derivative treatment.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.6912 per share is approximately $57,024 using a Binomial pricing model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs). The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan

At June 30, 2018 the prior period’s derivative liabilities were remeasured, as the notes were still outstanding, the derivative liability was revalued using a binomial pricing model.   At period end the total valuation of new derivative liabilities related to three loans was approximately $262,086 for individual valuation amounts of $67,531, $120,993 and $73,561.

IronClad Encryption Corporation and Subsidiaries

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

The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest one day closing bid price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.  The Company would keep available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time. At June 30, 2018 a derivative liability with an intrinsic value of $0.2404 was $57,990 using a binomial pricing model and was recorded as a discount to the note.

On July 14, 2018 the loan principal was repaid plus accrued interest, both totaling $124,268, and the note was fully retired.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The conversion feature of the note represents an embedded derivative.  The derivative liability with an intrinsic value of $0.2981 was $42,862 using a binomial pricing model and was recorded as a discount to the note.

New Convertible Note, 10%

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

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time on or following the date of the Note from the and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

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

The conversion feature of the note represents an embedded derivative.  A derivative liability with an intrinsic value of $0.03281 was $189,211 using a binomial pricing model and was calculated as a discount to the note.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.

As a commitment fee for the Note, the Company issued the holder 240,384 shares of common stock to be held in escrow until the Note is repaid. The holder will keep the shares, if the Note is not retired prior to its maturity date. The shares were valued at $165,865 and were recorded as a discount on the note.

Included in the share purchase agreement was a common stock purchase warrant issued by the Company to the holder to purchase 62,500 shares of common stock at $3.00 per share, exercisable for four years. The warrants were valued at $43,121 using a Black Scholes option pricing model and were recorded as a discount on the note.

The sum of the $14,672 unamortized original issue discount ($15,000 at the outset of the loan) plus the $43,121 recorded value of the warrants, plus the $165,865 valuation of the commitment fee related to the 240,384 shares plus the $189,211 valuation of the derivative related to the conversion feature total $412,869 which is in excess of the $250,000 value of the loan principal.  Total amounts to be recorded as contra loan amounts cannot exceed the $250,000 nominal amount of the loan.

Because of the derivative nature of the $189,211 valuation of the conversion feature, $162,869 of the total  $412,869 amount is recorded as an expense in the current period and reported as a financing expense.

IronClad Encryption Corporation and Subsidiaries

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

On March 21, 2018, IronClad borrowed an additional $245,000 gross proceeds as a second advance under the Agreement.  Proceeds received net of the transaction fee were $240,000.

During the period ended June 30, 2018, the Company repaid $100,000 of the principal, and then redrew another $100,000.  On June 30, 2018, the Company repaid $25,000.  The outstanding balance of this loan at June 30, 2018 is $475,000

Interest is to be paid annually in cash on March 1, 2019 and 2020.  There is no penalty for any early principal repayments.  The Company has pledged 500,000 of its common stock as collateral under the terms of the Agreement.  In the event of default by the Company, the lender is entitled to receive one share of Company common stock for every one dollar in principle, interest, penalties, and fees that are owed and outstanding by the Company to Layer 3 Communications.

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

Note 8.  Common Stock

During the three-month period ended June 30, 2017, the Company issued i) 240,333 shares of Class A common stock at $0.15 per share for cash in the amount of $36,050 pursuant to a Section 4(a)2 private placement offering, ii) 25,000 shares at $0.15 per share for the conversion of stock options (see Note 12), and iii) 75,000 shares at $2.90 per share for investment banking services valued at $217,500.

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

IronClad Encryption Corporation and Subsidiaries

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

During the period ended June 30, 2018, the Company approved for issuance 50,000 shares of Class A common stock priced at $1.69 for accounts payable of $84,500; 20,000 shares of Class A common stock priced at $1.15 for accounts payable of $16,791 and services of $6,209; 32,219 shares of Class A common stock priced at $0.62 for conversion of $20,000 of convertible debt; 240,384 shares of Class A common stock priced at $0.69 in relation to the June 26, 2018 Convertible Note, the shares were valued at $166,105 and  have been recorded on the balance sheet as a contra account to the Note.

At the close of March 31, 2018 there were 55,000 shares valued at $101,750 that were recorded and reported as “to be issued”.  Those shares were issued during the three month period ended June 30, 2018.

Note 9.  General and Administrative Expenses

General and administrative expenses recognized for the three-month period ended June 30, 2018 and June 30, 2017 were $607,389 and $294,856, respectively of which $548,078 and $135,613 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

General and administrative expenses recognized for the transition three-month period ended March 31, 2018 were $774,400 of which $410,225 were recognized as compensation expenses in connection with the issuance of stock options or warrants; an additional $20,500 of expense was recognized as a result of issuing stock for consulting services.

Note 10.  Income Taxes

Federal and state income taxes are not currently due since IronClad has had losses since inception.  Since the Company provides services to a customer in Virginia, IronClad is also subject to Virginia state income tax reporting.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended June 30, 2018 and March 31, 2018 are as follows:

	June 30, 2018	March 31, 2018
Net operating losses carryforwards	$ 5,642,194	$ 5,173,092

Deferred tax asset	1,184,861	1,074,851
Valuation allowance for deferred asset	(1,184,861)	(1,074,851)
Net deferred tax asset	$ -	$ -

At June, 2018, the Company has net operating loss carryforwards of approximately $5,642,194 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from March 31, 2018 to June 30, 2018 was $110,010.

Note 11.  Share Exchange Agreement

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

Note 12.  Share Based Compensation

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

IronClad Encryption Corporation and Subsidiaries

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

Restricted Stock

The fair value of restricted stock awards classified as equity awards is based on the Company’s stock price as of the date of grant.  Such awards do not grant any rights as a shareholder of the company until a certificate for the vested shares of common stock has been issued.  During the year ended December 31, 2017, 287,500 shares were granted for services, none were forfeited (none were issued prior to 2017).  Expenses of approximately $709,000 were recorded in connection with the stock issued as grants for services; $349,000 for business development and $360,000 for investor relations.

Other stock grants were awarded for services, but the underlying stock was issued as unrestricted stock because it was otherwise registered under our S-8 and effective on November 28, 2017 and our S-1 as amended and effective on December 19, 2017.

Note 13.  Stock Options and Warrants

During the three-month period ended March 31, 2017, the Company awarded 1,045,000 stock options and warrants for services and conversions of convertible notes valued at $1,305,565 and 9,000,000 stock options to officers of IronClad valued at $622,045.  Of the total 10,145,000 options and warrants awarded, 1,045,000 vested immediately and received full expense recognition in the three-month period ended March 31, 2017.  The remaining 9,883,470 options vest periodically over the subsequent three years and will be expensed on a straight line basis.

In addition, 25,000 stock options that were awarded during the three-month period ending March 31, 2017 were exercised for cash in the amount of $3,750.

During the three-month period ended June 30, 2017, the Company awarded 2,945,000 stock options for services valued at $4,657,850 (using the Black-Scholes option pricing model) and 500,000 stock options to an officer of IronClad valued at $731,659 (using the Black-Scholes option pricing model).  Of the total 3,445,000 options recorded as awarded during the period 85,000 vested immediately and received full expense recognition during the three-month period ended June 30, 2017.  The remaining 3,360,000 options vest periodically over the next two to four years and will be expensed on a straight line basis.

During the three-month period ended September 30, 2017, the Company recorded the award of 372,500 stock options for services valued at $261,991 (using the Black-Scholes option pricing model) and 82,500 stock warrants for financing fees valued at $287,629 (using the Black-Scholes option pricing model).  Of the total 455,000 options and warrants awarded during the period 155,000 vested immediately and received full expense recognition during the three-month period ended September 30, 2017.  The remaining 300,000 options vest periodically over the next four years and will be expensed on a straight line basis.

IronClad Encryption Corporation and Subsidiaries

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

During the three-month period ended March 31, 2018, the Company awarded 2,700,000 stock options for services valued at $4,873,048 (using the Black-Scholes option pricing model) and 1,500,000 stock options to officers of IronClad valued at $2,700,000 (using the Black-Scholes option pricing model).  Of the total 4,200,000 options recorded as awarded during the period 50,000 vested immediately and received full expense recognition during the three-month period ended March 31, 2018.  The remaining 4,150,000 options vest periodically over the next three to seven years and will be expensed on a straight line basis.

During the three-month period ended June 30, 2018 the Company awarded 122,500 stock options and warrants for services valued at $123,719.  Of the total 122,500 options and warrants awarded, 102,500 vested during the period and received full recognition in the three-month period ended June 30, 2018.  The remaining 20,000 options vest during the subsequent quarter and will be expensed at that time.

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was one exercise of 25,000 options during 2017.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants at June 30, 2018:

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years	Vested Options*
75,000	01/16/17	$0.75	1.54%	226.01%	3.00	75,000
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00	1,500,000
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00	1,000,000
350,000	01/31/17	$0.15	1.19%	132.84%	1.93	350,000
100,000	02/01/17	$0.15	1.22%	134.90%	2.00	100,000
†100,000	03/13/17	$0.15	1.40%	144.84%	2.00	†25,000
20,000	03/21/17	$0.15	1.54%	233.07%	3.00	20,000
5,000	04/30/17	$0.75	1.45%	219.35%	3.00	5,000
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00	425,000
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00	500,000
80,000	05/31/17	$0.75	1.44%	196.06%	3.00	80,000
660,000	06/12/17	$2.50	1.64%	589.85%	4.00	165,000
5,000	06/30/17	$3.49	1.55%	197.13%	3.00	5,000
300,000	07/26/17	$3.16	1.63%	296.38%	4.00	37,500
5,000	07/31/17	$3.50	1.51%	170.61%	3.00	25,000
37,500	08/25/17	$2.50	1.62%	170.38%	3.00	37,500
25,000	08/31/17	$3.75	1.44%	170.57%	3.00	25,000
37,500	10/26/17	$4.50	1.76%	220.28%	3.00	37,500
25,000	01/25/18	$2.70	2.20%	247.35%	3.00	25,000
25,000	03/02/18	$1.80	2.52%	297.39%	3.84	25,000
400,000	03/02/18	$1.80	2.71%	369.15%	5.84	—
3,400,000	03/02/18	$1.80	2.79%	369.05%	6.84	—
350,000	03/02/18	$1.80	2.79%	395.11%	7.84	—
20,000	04/02/18	$2.70	2.55%	372.73%	4.75	20,000
20,000	05/01/18	$1.80	2.82%	365.73%	4.67	20,000
20,000	06/06/18	$1.80	2.81%	312.26%	4.57	—
17,735,000	Issued				Vested	4,545,000
†(25,000)	Exercised				Exercised	†(25,000)
17,710,000	Unexercised				Unexercised	4,520,000

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
500,000	03/15/17	$0.15	1.02%	114.94%	1.40	500,000
82,500	08/24/17	$3.00	1.63%	285.16%	4.00	82,500
62,500	06/26/18	$3.00	2.69%	311.00%	4.00	62,500
645,000	Issued					645,000

Options* and Warrants						Options and Warrants
18,355,000	Issued				Vested	5,165,000
† (25,000)	Exercised				Exercised	† (25,000)
18,330,000	Unexercised				Unexercised	5,140,000

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

We lease office space on a month-to-month basis.  The annual cost is less than $17,000.  We have no other leases or rental agreements.

Note 15.  Subsequent Events

Customer Service

In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract.  Consequently, our services were discontinued effective July 28, 2018.  Revenue earned and invoiced through that point in time was approximately $170,000.  The customer also elected to retain the services of most of the individuals previously employed by IronClad Pipeline, Inc. on a going forward basis.  All invoice amounts that were billed for services under the contract through the end-date of the contract were submitted, approved and, as of the filing date of this report, have been paid promptly by the customer and collected in full by IronClad.

During the course of the contract through July 29, 2018 IronClad billed approximately $1,375,000 of which approximately $975,000 was for services rendered and earned since the inception of the contract in late February 2018.  Amounts invoiced in excess of the amounts recognized as services revenue were for certain project costs incurred under the terms of contract that were reimbursed by the customer.

IronClad Encryption Corporation and Subsidiaries

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

On July 17, 2018 (transaction documents were originally dated June 29, but amended for action taken on July 17), IronClad issued a 12% convertible note (the “Convertible Note”) to a lender (the “Holder”) in an aggregate principal amount of $115,500. The Company received cash proceeds of $101,500 net of transaction costs of $14,000 that included $3,500 for attorneys’ fees. The note matures on July 18, 2019. Interest costs accrue on the unpaid principal balance at 12% annually until maturity, and after that if not paid, interest accrues annually at 18% until any unpaid principal amount and unpaid interest accrued are paid.

The Holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is one hundred and eighty days following the date of the note (dated July 18, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest one (1) trading price for the Company’s common stock during the fifteen (15) day trading period ending on the last trading day prior to the conversion date. The Company will keep available authorized shares reserved, initially 1,500,000 shares.

On July 19, 2018 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 9% convertible note payable for an aggregate principal amount of $315,000 comprised of the first note (“First Note”) being in the amount of $157,500.00, and the remaining note in the amount of $157,500.00, (a “Back End Note”). The Company received cash proceeds of $142,500 from the First Note net of transaction costs of $15,000 that included $7,500 for attorneys’ fees.

The First Note matures on July 19, 2019 and interest costs accrue on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid. The Back End Note carries the same terms as the First Note, except it may not be repaid in cash, but only converted. The Company is under no obligation to accept the Back End Note, but may do so at its sole discretion following 180 days from the date of the note (dated July 19, 2018). As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $150,000 that may be exchanged for cash against the Back End Note.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated July 19, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.  The shares to be issued are a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.

Additional Stock Issuances

On August 6, 2018 a private investor paid $21,000 to exercise options to purchase 140,000 shares of common stock at a price of $0.15 per share.

On August 13, 2018 an individual company advisor was awarded 2,000 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement on Forward-looking Information

When used in this Quarterly Report on Form 10-Q and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Item 1A: Risk Factors” above and this “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Review of Comparative Results and Liquidity; three-month period ended June 30, 2018 compared to the three-month period ended June 30, 2017.

Results of Operations

Based on the factors discussed below, the net loss attributable to common shareholders for the three-month period ended June 30, 2018, increased by $841,848 to a net loss of $2,964,894, or $0.04 per share in 2018 from a net loss of $2,123,046, or $0.03 per share in 2017.

Three months ended June 30, 2018 compared to Three months ended June 30, 2017

Net loss.  During the three month period ended June 30, 2018, the Company had a net loss of $2,964,894 compared to a net loss of $2,123,046 during the three month period ended June 30, 2017.  This represents an increased net loss of $841,848 during the three-month period ended June 30, 2018.  The increase in net loss is attributable to an increase in product development costs, officer and director fees and general and administrative expenses.  Many of the costs incurred were non-cash and were recognized as compensation and in connection with the issuance of IronClad common stock or stock options, warrants or beneficial conversion features (“BCFs”).

Customer Service.  In February 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services are to provide an array of services in support of an infrastructure project.  Revenues during the three month period ended June 30, 2018 were $587,236; there were no revenues in the quarter ended June 30, 2017.

Expenses recognized for providing the services under the contract were $389,281 and are mostly related to the salary and compensation costs of the staff of approximately ten to eleven employees.

In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract.  Consequently, our services were discontinued effective July 28, 2018.  Revenue earned and invoiced through that point in time was approximately $170,000.  The customer also elected to retain the services of most of the individuals previously employed by IronClad Pipeline, Inc. on a going forward basis.  All invoice amounts that were billed for services under the contract through the end-date of the contract were submitted, approved and, as of the filing date of this report, have been paid promptly by the customer and collected in full by IronClad.

During the course of the contract through July 29, 2018 IronClad billed approximately $1,375,000 of which approximately $975,000 was for services rendered and earned since the inception of the contract in late February 2018.  Amounts invoiced in excess of the amounts recognized as services revenue were for certain project costs incurred under the terms of contract that were reimbursed by the customer.

Product development costs.  The $587,073 of product development costs incurred during the quarter are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.

Officer compensation.  Compensation expenses for officers and directors fee expenses were low until they were increased on July 1, 2017.   The rates of compensation for seven of the Company’s initial employees were a uniform $5,000 per person per month in the three months ended March 31, 2017 and were increased to amounts that have averaged about $15,000 per person in mid-2017.  While the higher compensation rates do receive expense recognition, the deferred amounts in excess of $5,000 per person per month are accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Until that time, individuals were generally paid $5,000 per person per month until mid-October 2017.  Accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period total approximately $810,290 at June 30, 2018.

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

Accrued amounts for suspended and deferred salaries during the three-month period ended June 30, 2018 were approximately $145,879.  Cumulative accrued amounts for suspended and deferred salaries at June 30, 2018 were approximately $810,290.

Stock options issued.  Of the $2,622,087 of operating expenses for the three-month period ended June 30, 2018, $2,319,314 relates to stock options and warrants issued.  This total amount for options and warrants includes $559,510 for product development expenses, $548,078 for general and administrative $1,168,605 for officers and directors and $43,121 for financing fees.

Stock grants issued.  In addition to the $2,319,314 of expenses recognized above for stock options and warrants, another $107,500 of expenses was recognized for 70,000 stock grants issued; 20,000 shares awarded at a price of $1.15, and another 50,000 shares issued at $1.69 per share.

Interest expenses and financing fees.  Interest expenses and financing fee expenses increased significantly in the three-month period ended June 30, 2018 compared to the prior year amount.  Most of the expense recognition relates to ten notes payable, one of which was entered into during the period ended June 30, 2018.

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

Two notes payable were entered into during the period ended March 31, 2018: one at 8.5% note in the principal amount of $500,000 (net proceeds were $490,000 after deductions for transaction costs) and another 6% note for $28,088 to finance the company’s annual insurance policy costs.

One 10% convertible notes was entered into during the period June 30, 2018 $250,000 (net proceeds were $230,000 after deductions for transaction costs)

Summary information regarding interest expense for the three-month period ended June 30, 2018 and 2017 are as follows:

Three Months Ended June 30	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	2018	2017
Convertible note, 12%	$ -	$ -	$ -		$ -	$ -
Convertible note, 10%	4,114	-	-	79,138	83,252	-
Convertible note, 10%	7,400	-	-	155,000	162,400	-
Convertible note, 10%	3,764	3,423	17,493	23,443	48,123	-
Shareholder convertible note, 5%	-	-	-		-	-
Convertible note, 12%	2,633	1,025	-		3,658	-
Note, 8.5%	9,763	1,599	-		11,362,	-
Convertible note, 12%	1,586	1,146	-		2,732	-
Note, 6%	327	-	-		327	-
Convertible note, 10%	3,525	5,741	29,394	35,135	38,660	-
Convertible note, 10%	275	328	-		601
Totals	$ 33,385	$ 13,262	$ 46,887-	257,579	$ 351,113	$ -

Interest expenses for the 10% commitment note of $100,000.  Similarly, interest expense on the 10% Commitment Note for $100,000 includes not only regular interest at the stated 10% rate, but an additional accrued amount that effectively increases the yield because of the guaranteed minimum interest amount equal to 10% of the note amount during the seven-month period and due at the maturity date of the note. Also the derivative liability that was recorded at March 31, 2018 of $79,138 was revalued at June 30, 2018 to approximately $7,689. Total interest recognized on the Commitment Note for the period is $83,252.

Interest expenses for the 10% convertible note payable of $165,000.  Interest expense recognized on the 10% Convertible Note borrowing of $165,000 on August 24, 2017 totals $162,400 for the three month period ended June 30, 2018.  That amount has two components. Within the total, $7,400 of the expense relates to the maturity date default interest, the second component for $155,000 is a result of revaluation of the derivative liability recorded at March 31, 2018.

Interest expenses for the 10 % convertible note payable of $82,500.  Interest expense recognized on the 10% Convertible Note borrowing of $82,500 on October 23, 2017 totals $48,123 for the three month period ended June 30, 2018.  That amount has two components. Within the total, $3,764 of the expense relates to the maturity date default interest, the second component for $3,423 relates to amortization of its original issue discount, $17,493 relates to the amortization of the beneficial conversion feature and the last element for $23,443 is the amortization of the beneficial conversion feature that was expensed in full at the maturity date.

Effective income tax rate.  Our effective tax rate for the three month period ended June 30, 2018 was estimated to be 21% compared to 35% in the prior year for the nine months ended December 31, 2017 and three months ended March 31, 2018

The effective tax rate for the transition three month period ended March 31, 2018 and all of 2017 was dramatically lower than in 2016 due to the Tax Cuts and Jobs Act.  Because the Company only has cumulative losses to date and net deferred tax assets related the net operating losses we paid no taxes in 2018, 2017 and 2016.  Because of the uncertainty of ever using the deferred tax assets those assets are fully reserved for.  Consequently, the changes in the tax rate have had no net effect on our tax assets or net expense recognition.  There was certainly no net effect on our cash flows.  See Note 10, Income Taxes.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the annual financial statements below.

Liquidity and Capital Resources

General

Three Months Ended June 30	2018	2017
Net cash used in operating activities	$ (21,795)	$ (468,196)
Net cash used in investing activities	(196,942)	(79,733)
Net cash used in financing activities	197,805	84,145
Increase (Decrease) in the cash and cash equivalents	(20,932)	(463,784)

Cash and cash equivalents at the beginning of the period	448,061	713,784
Cash and cash equivalents at the end of the period	$ 427,129	$ 250,000

The Company’s working capital at June 30, 2018 was a deficit of $2,250,307 compared to working capital of $37,246 at June 30, 2017.  Working capital declined due to the funds raised by entering into the new notes payable described above and an increase in accounts payable and accrued liabilities for costs incurred in activities for research and product development, patent and trademark filings for our technologies, general operating activities.

As of the date of this filing the Company’s cash balances, while approximately equal to the $427,129 total at June 30, 2018, and, notwithstanding recent funding received from borrowing on the convertible notes and other loans subsequent to June 30, 2018, continue to be significantly less than the combined sum of its accounts payable and accrued liabilities.

As a result, absent additional cash inflows, we do not have adequate capital resources to continue to meet all of our current and future obligations as they may come due over the next quarter and next twelve months. We will receive revenue from sales of our services in the second quarter of 2018 of approximately $170,000, however, revenue from that customer ended effective July 28, 2018.  (We have collected all amounts owed to us under the contract and one use of the funds collected will be to repay principal and accrued interest amounts on the working capital loan, which, at the filing of this report, is paid down to approximately $260,000 after making a repayment of $185,000 on August 9, 2018.)

No assurance can be given that any of these actions can be completed.

Net cash used in operating activities was $20,932 during three-month period ended June 30, 2018 compared with $463,784 during the three-month period ended June 30, 2017.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $196,942 for the three-month period ended June 30, 2018 and $79,733 for the three-month period ended June 30, 2017. The costs relate directly to new patent applications and related filing costs.  During the quarter to end September 30, 2018 we expect to spend an additional $70,000 for filings on additional patent applications.

Cash flow from financing activities was $197,805 for the three-month period ended June 30, 2018, compared to $84,145 for the three-month period ended June 30, 2017.  The single largest element of the cash sources for the three-month period ended June 30, 2018 relate to a convertible note placement.  The single largest element of the cash source for the cash raised during the quarter ended June 30, 2017 relate to shares issued for cash in the amount of $36,050.

The Company issued a convertible note during the three-month period ended June 30, 2018 for a gross note amount of $250,000.  The gross proceeds from the note were $250,000 ($235,000 net of $15,000 of transaction costs).

As a net result of all cash flow activities, cash decreased by $20,932 during the three-month period ended June 30, 2018.  The Company had cash of $427,129 as of June 30, 2018.  Cash at the beginning of the period at March 31, 2018 was $448,061.

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

Critical Accounting Policies

In Note 2 to the unaudited financial statements for the three month period ended June 30, 2018 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

IronClad has early adopted this new standard in the current period and recognition of expenses for outstanding options were re-evaluated for compliance and will be recognized on a straight line basis through final vesting of the respective options.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies, we had no debt at June 30, 2017 and thus have no exposure to interest rate risk.  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result, it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of June 30, 2018.

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

b)  Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2018.  During the quarter ended September 30, 2017 a new director joined the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of June 30, 2018 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

Part II – Other Information

Item 1.  Legal Proceedings

  None

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through June 30, 2018 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

The Company, formerly named Butte Highlands Mining Company, was incorporated on May 3, 1929 for the purpose of mining.  On January 6, 2017, Butte completed an exchange of shares of Butte’s Class A common stock for 100% of the capital stock of InterLok and changed Butte’s business focus from mining to patented encryption technology.  Except for the modest operations of its new subsidiary, IronClad Pipeline IC, Inc. (formed in February 2018), the Company and its other wholly-owned subsidiary, InterLok, have no recent profitable operating history upon which an evaluation of our future success or failure can be made.  Its business conducted through is IronClad Pipeline IC, Inc. subsidiary, the Company’s only source of revenues to date, will wind down the operations of that subsidiary after July 31, 2018.

One large element of the losses incurred through June 30, 2018 are a result of costs recognized and incurred from the issuance of stock options, stock grants, re-incorporation between states, and legal and accounting costs.  We have had modest revenues and no profits, and have limited current prospects for future new revenues.  Our ability to achieve and maintain profitability and positive cash flow depend on:

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

For the three month period ending June 30, 2018 and the last three fiscal years we have incurred net losses of $2,964,894, $ 3,011,815 in the transition three month period ended March 31, 2018, $10,498,114 in fiscal 2017 and $145,615 in fiscal 2016.  As a result, we have an accumulated deficit of $16,668,491 as of June 30, 2018.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology.  These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

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

If we are unable to sell products, solutions and maintenance services to new customers, as well as renewals of our products, solutions and services to those customers, our future revenue and operating results will be harmed

Our future success depends, in part, on our ability to increase sales of our solutions to new customers.  This may require increasingly sophisticated and costly sales efforts and may not result in additional sales.  The rate at which new customers purchase solutions depends on a number of factors, including those outside of our control, such as customers’ perceived need for security and general economic conditions.  If our efforts to sell our products and services to new customers are not successful, our business and operating results may suffer.

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

The closing price for our Class A common stock has varied between a high of $12.00 and a low of $0.05.  This volatility may affect the price at which an investor could sell the Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

Item 6.  Exhibits

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

10.9

Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018 (incorporated by reference from Exhibit 10.09 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.10

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018 (incorporated by reference from Exhibit 10.10 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.11

Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018 (incorporated by reference from Exhibit 10.11 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.12

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018 (incorporated by reference from Exhibit 10.12 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.13

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC July 11, 2018 (incorporated by reference from Exhibit 10.13 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.14

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GS Capital Partners, LLC and IronClad Encryption Corporation dated July 11, 2018 (incorporated by reference from Exhibit 10.14 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.15*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29,2018

10.16*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29, 2018
10.17*	Amendment #1 to Convertible Promissory Note and related Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC both dated July 17, 2018
10.18*	Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC dated July 19, 2018
10.19*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC July 19, 2018
10.20*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between Adar Bays, LLC and IronClad Encryption Corporation dated July 19, 2018

10.21**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.22**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.23**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.24**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.25**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.26**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.27**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.28**

Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017 (incorporated by reference from Exhibit 10.11 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

21	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)
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

Dated:  August 20, 2018

   /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  August 20, 2018

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

10.9

Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018 (incorporated by reference from Exhibit 10.09 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.10

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Labrys Fund, LP dated June 26, 2018 (incorporated by reference from Exhibit 10.10 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.11

Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018 (incorporated by reference from Exhibit 10.11 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.12

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated July 11, 2018 (incorporated by reference from Exhibit 10.12 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.13

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC July 11, 2018 (incorporated by reference from Exhibit 10.13 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.14

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GS Capital Partners, LLC and IronClad Encryption Corporation dated July 11, 2018 (incorporated by reference from Exhibit 10.14 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)

10.15*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29,2018

10.16*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29, 2018
10.17*	Amendment #1 to Convertible Promissory Note and related Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC both dated July 17, 2018
10.18*	Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC dated July 19, 2018
10.19*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC July 19, 2018
10.20*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between Adar Bays, LLC and IronClad Encryption Corporation dated July 19, 2018

10.21**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.22**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.23**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.24**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.25**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.26**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.27**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.28**

Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017 (incorporated by reference from Exhibit 10.11 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

21	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 of the Company’s annual report on Form 10-KT (No. 000-53662 filed July 16, 2018.)
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