Form 10-Q
period 2018-09-30
IRONCLAD ENCRYPTION Corp
filed 2018-11-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

or

☐ &NBSP;TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☑
(Do not check if a smaller reporting company) ☐	Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  68,649,262 shares of Class A Common Stock and

    1,538,872 shares of Class B Common Stock were issued and outstanding as of the close of business on November 12, 2018.

IronClad Encryption Corporation and Subsidiaries

Part I. Financial Information3

Item 1. Financial Statements3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations28

Item 3. Quantitative and Qualitative Disclosures about Market Risks36

Item 4.  Control and Procedures36

Part II – Other Information38

Item 1.  Legal Proceedings38

Item 1A.  Risk Factors38

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds54

Item 3.  Defaults Upon Senior Securities.54

Item 4.  Mine Safety Disclosures54

Item 5.  Other Information.54

Item 6.  Exhibits55

Signatures58

Exhibit Index59

Part I. Financial Information

Item 1. Financial Statements

IronClad Encryption Corporation and Subsidiaries
(Previously named Butte Highlands Mining Company)
Condensed Consolidated Balance Sheets
September 30,	March 31,
2018	2018
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$263,917	$448,061
Accounts receivable	-	301,978
Prepaid expenses and deposits	45,194	55,719
Total current assets	309,111	805,758

Other assets
Patents, net	382,535	170,976

Total assets	$691,646	$976,734

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$693,185	$637,367
Accounts payable, legal fees	382,112	362,598
Accounts payable, related parties	34,653	79,542
Accrued liabilities	150,422	219,057
Accrued liabilities, payroll	1,040,685	700,521
Accrued interest	102,809	39,761
Convertible note payable, 10%	82,500	3,362
Convertible note payable, 10%	85,000	-
Convertible note payable, 10%	82,500	61,585
Convertible note payable, 12%	-	85,698
Convertible note payable, 12%	-	50,415
Convertible note payable, 10%	76,717	6,168
Convertible note payable, 10%	130,820	-
Convertible note payable, 12%	23,417	-
Convertible note payable, 9%	29,959	-
Convertible note payable, 9%	31,500
.	Derivative liabilities on convertible notes payable	5,268,834	234,138
.	Note payable, 6%	-	25,456
Total current liabilities	8,215,113	2,505,668

Other liabilities
Note payable, 8.5%	-	490,000
Commitments and contingencies
Total liabilities	8,215,113	2,995,668
Stockholders' equity (deficit)
Preferred stock, $0.001 par value,
20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, Class A, $0.001 par value,
150,000,000 shares authorized; 67,368,158 and 66,457,071
shares issued and outstanding, respectively	67,368	66,457
`	Common stock, Class B, $0.001 par value,
1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539
Additional paid-in capital	16,732,792	11,514,917
Common shares of Class A stock to be issued	-	101,750
Accumulated deficit	(24,325,166)	(13,703,597)
Total stockholders' equity (deficit)	(7,523,467)	(2,018,937)

Total liabilities and stockholders' equity	$691,646	$976,734

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries
(Previously named Butte Highlands Mining Company)
Condensed Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$200,975	$-	$780,211	$-

Operating expenses
Product development cost	562,724	467,804	1,149,797	795,552
Services	148,644	-	537,925	-
General and administrative	687,340	939,554	1,294,729	1,234,410
Officer and director fees	1,341,749	1,089,489	2,649,604	1,991,173
Investor relations	81,770	170,446	131,220	689,875
Professional fees	56,116	211,678	150,131	291,251
Amortization	23	8	30	15
Total operating expenses	2,878,366	2,878,998	5,913,436	5,002,276

Loss from operations	(2,677,391)	(2,878,998)	(5,133,225)	(5,002,276)

Other income (expense)
Interest income	-	7	1	239
Interest expense	(436,370)	(38,149)	(787,483)	(38,149)
Financing fees	(360,737)	(387,629)	(523,606)	(387,629)
Gain (loss) on valuations of derivative liabilities	(4, 131,112)	-	(4,126,191)	-
Prepayment penalties	(51,065)	-	(51,065)	-
Total other income (expense)	(4,979,284)	(425,771)	(5,488,344)	(425,539)

Loss before taxes	(7,656,675)	(3,304,769)	(10,621,569)	(5,427,815)

Income taxes
Income tax benefit	-	-	-	-
Income tax expense	-	-	-	-
Total income tax benefit (expense)	-	-	-	-

Net loss	$(7,656,675)	$(3,304,769)	$(10,621,569)	$(5,427,815)
Net loss per common share, basic and diluted	$(0.11)	$(0.05)	$(0.16)	$(0.08)

Weighted average number of common stock shares outstanding, basic and diluted	68,677,936	67,638,739	68,438,282	67,563,739

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries
(Previously named Butte Highlands Mining Company)
Condensed Consolidated Statements of Cash Flows
Six Months Ended September 30,
2018	2017
(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(10,621,569)	$(5,427,815)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization expense	30	15
Amortization of discounts amounts on notes	43,521	30,801
Amortization of loan discount costs, BCFs	226,589	-
Amortization of loan discount costs, derivatives	445,775	-
Financing fees	523,606
(Gain) loss on revaluation of derivative liabilities	4,126,191
Common stock issued for services, administrative	85,400	349,750
Common stock issued for services, professional fees	6,209	-
Common stock issued for services, investor relations	-	348,750
Stock options issued for services, product development	1,122,234	229,940
Stock options issued for services, general and administrative	1,066,544	373,182
Stock options issued for officers and directors	2,350,053	1,700,271
Stock options issued for services, investor relations	-	415,508
Stock options issued for financing fees	-	287,629
Changes in assets and liabilities:
Decrease in accounts receivable	301,978	-
Decrease (increase) in prepaid expenses and deposits	10,525	(25,000)
Increase in accounts payable	47,234	561,730
Increase in accrued liabilities	271,529	256,955
Increase in accrued interest	63,049	1,087
Net cash provided by (used by) operating activities	68,898	(897,947)

Cash flows from investing activities
Patent applications	(211,589)	(123,412)
Net cash used by investing activities	(211,589)	(123,412)

Cash flows from financing activities
Proceeds from issuance of common stock	-	71,325
Proceeds from issuance convertible note payable	250,000	-
Less transaction costs	(15,000)	-
Proceeds from issuing convertible notes payable, 8.5%	100,000	343,500
Less transaction costs	(2,000)	(30,500)
Repayments on 8.5% note	(600,000)	-
Proceeds from issuing convertible note payable 12%	115,500	-
Less transaction costs	(14,000)	-
Proceeds from issuing convertible note payable 9%	135,000	-
Less transaction costs	(8,500)
Proceeds from issuing amended note payable	157,500
Less transaction costs	(15,000)
Repayment of 6.5% note (insurance)	(25,457)
Repayment of 12% note	(88,000)
Repayment of 12% note	(53,000)
Other, net	504
Conversion of options	21,000	9,070

Net cash provided by (used by) financing activities	(41,453)	397,145
Decrease in cash and cash equivalents	(184,144)	(624,214)

Cash, beginning of period	488,061	713,784
Cash, end of period	$263,917	$89,570

Supplemental Cash Flow Information (no income taxes paid)
Interest paid	$726	$-
Common stock issued for convertible notes payable	$70,000	-
Non-cash beneficial conversion rights, 10% note payable	$208,986	$138,000-
Derivative liabilities recognized at outset of loan	$717,587	-
Revaluations of Derivative liabilities subsequent to initial recognition	$530,556	-

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1.  Organization, Recent History, and Description of Businesses-Past and Present

Description of Businesses: Present and Recent Past

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

InterLok Key Management, Inc. (“InterLok”, formerly InterLok Key Management, LLC) is the company that initially developed and maintained the patents and was formed in Texas on June 12, 2006 and incorporated ten years later on June 16, 2016.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Butte was formed to explore and mine primarily for gold in the Butte Highlands’ “Only Chance” mine, south of Butte, Montana.  Butte ceased operating as a mining company in 1942.  The Company was reorganized in October 1996 for the purpose of acquiring and developing additional mineral properties.  At the time of the 1996 reorganization, stockholders representing approximately 76% of the outstanding capital stock could not be located.  In order to obtain the voting quorum necessary for the special meetings of shareholders to authorize the reorganization, Butte obtained an order from the Superior Court of Spokane County, Washington appointing a trustee for the benefit of those stockholders who could not be located.

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

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  Through December 31, 2017, InterLok was the only subsidiary of the Company and InterLok’s patents and line of business now are the main basis of the business of the Company on a consolidated basis.  During the transition three month period ended March 31, 2018; the Company incorporated a new wholly owned subsidiary IronClad Pipeline IC, Inc. (“Pipeline”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of IronClad and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  The above unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements and the rules of the SEC.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the three month transition period ended March 31, 2018 (or for the year ended December 31, 2017).

In the opinion of management, the unaudited interim consolidated financial statements furnished here include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the six month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $24,325,166. The Company's working capital deficit is $7,906,002 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

Achievement of the Company's objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively manage product and software development, operating and capital costs.  The Company is in a development stage and has generated no operating revenue, profits or positive cash flows from operations (except for operations related to IronClad Pipeline IC, Inc. which are now discontinued).

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

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue in accordance with ASC 606 — Revenue From Contracts With Customers.  We recognize revenue when we have identified a contract with a customer, identify the performance obligations in the contract, determine the transaction prices, when we allocate the transaction prices to the performance obligation in the contract and we recognize revenue when or as the Company satisfies the performance in the contract.  Revenues for the three and six month periods were recognized as services were performed and invoiced to the customer based on the standard hourly rates agreed to in the terms of the contract.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

We record trade accounts receivable at net realizable value where appropriate.  This value includes an appropriate allowance for estimated uncollectible accounts, if any, to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.  While the Company does have an exposure to a concentration of credit risk (of one customer at this point) we view the risk is limited due the financial strength and liquidity of the multi-billion dollar energy customer that has operated profitably for over a century.

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at September 30, 2018 and March 31, 2018.

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

At September 30, 2018 and March 31, 2018, the Company did not have any assets measured at fair value other than cash and deposits.  The Company does have conversion features embedded in its convertible notes payable.  The fair value measurement of those features, using a Binomial options pricing valuation model at September 30, 2018, is $5,268,834, using a term of six months; stock value between $0.44 and $0.62; volatility between 164.9% and 214.3% and a risk free interest rate between 2.16% and 2.36%. The value at March 31, 2018 using a Black Scholes valuation model was $234,138. The amounts are reported as a derivative liability on the balance sheet.

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

Capitalization of Patent and Trademark Costs

The Company capitalizes its legal, patent agent and related filing fees and costs directly associated with the patents it holds and is developing.  The amounts are carried as an intangible asset in the financial statements.  The costs of the patents or trademarks are amortized ratably (expensed) over the expected useful technological or economic life of the individual assets.  The legal life of a patent is typically about 17 years. See Note 4.

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

•estimates in the value of our embedded derivative liabilities,

•estimates made in our income tax calculations, and

•estimates in the assessment of possible litigation claims against the company.

We are subject to claims and liabilities that arise in the ordinary course of business.  We accrue for losses when such losses are considered probable and the amounts can be reasonably estimated.

Note 3.  Accounts Receivable and Revenue

Customer Service

During the three month transition period ended March 31, 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services were to provide an array of services in support of an infrastructure project.

The $0 and $301,978 of receivables at September 30, 2018 and March 31, 2018 respectively are for $0 and $229,745, respectively, of services rendered and the balance is for reimbursable costs incurred, approved by

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the customer, billed (and paid promptly).  Payment terms are for payment to be made within 30 days; the receivables were collected well within that period.  There are no billings subsequent September 30, 2018.

In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract.  Consequently, our services were discontinued effective July 28, 2018.  Revenue earned and invoiced through that point in time was $200,975.  The customer also elected to retain the services of the individuals previously employed by IronClad Pipeline IC, Inc. on a going forward basis.  All invoiced amounts that were billed for services under the contract through the end-date of the contract were submitted, approved and paid promptly and in full by the customer.  No further services will be provided to this customer and thus no further revenue will be earned from this customer in the foreseeable future.

Note 4.  Patents

Patents and trademarks are as follows:

	September 30, 2018	March 31, 2018
Patents and trademarks under development	$382,536	$170,946

Patents issued	-	398
Less accumulated amortization	-	(368)
	-	30

Patents, net	$382,536	$170,976

Amortization expenses for intangible assets during the six month period ended September 30, 2018 and the six month period ended September 30, 2017 were $30 and $15, respectively.  Costs totaling $382,536 for new patents and trademarks under development (but as yet not awarded) are capitalized at September 30, 2018.  The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

In addition to its three original patents IronClad has also filed fourteen patent applications during the period ended September 30, 2018 (both in the US and internationally).  These pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s current and original patent portfolio includes three issued and granted US patents.  Of the three original granted patents, one patent expired in September 2017, another expired in March 2018 and the third of the original patents expired in June 2018. Any remaining amounts on these three patents was written off at September 30, 2018

IronClad has received allowances from the United States Patent and Trademark Office (“USPTO”) for six new patents, and expects to have these and one additional patent, for a total of seven patents issued by the USPTO no later than December 31, 2018.  In addition, IronClad plans to convert seven more patents by December 31, 2018, and expects them to be allowed in the first half of 2019.  International patent protection has also been filed for all fourteen of these pending patents.

Note 5.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Corporation (“FDIC”) up to $250,000.  At September 30, 2018 and March 31, 2018, the Company had $0 and $0 on deposit in excess of the FDIC insured limit.

The Company did have a nominal exposure to a concentration of credit risk: all of our revenue was from one customer.  However, we viewed the risk as limited because of the financial strength and liquidity of the multi-billion dollar energy customer that has operated profitably for more than a century.

All invoice amounts that were billed for services under the contract through the end date of our contract with the customer were submitted, approved and were paid promptly and in full by the customer.  Our nominal credit risk to the one customer is now only in the past.

Note 6  Related Party Transactions

At September 30, 2018 and March 31, 2018 the Company owed approximately $34,653 and $79,542 in accounts payable to management and related parties.

During the three month transition period ended March 31, 2018, IronClad entered into a loan agreement to borrow up to $500,000 at 8.5% interest.  The Company had borrowed the full amount of the loan, repaid $100,000 and then amended the loan and reborrowed $100,000.  As of September 30, 2018 all $500,000 of the original principal and the subsequent $100,000 draw ($600,000 in cumulative repayments) were repaid and the only amount owed under the agreement is the cumulative accrued interest of $17,816.

The Company pledged 500,000 of its common stock as collateral under the terms of the Agreement.  In the event of default by the Company, the lender is entitled to receive one share of Company common stock for every one dollar in principle, interest, penalties, and fees that are owed and outstanding by the Company to the lender.

The Agreement is also supported by a personal $500,000 guarantee from the President of the Company.

See also Note 13 regarding stock option awards to management of the Company.

Note 7.  Notes Payable

Securities Purchase Agreement, Convertible Note 12%

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.  The $3,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note. $1,226 was amortized in the three month period ended September 30, 2018; accrued interest payable at September 30, 2018 was zero.

The note matured on March 30, 2018 and interest costs accrue on the unpaid principal balance at 12% annually until March 30, 2018, and after that if not paid at maturity interest accrues annually at 22% until the principal amount and all interest accrued and unpaid are paid.

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

On July 17, 2018 the Convertible Note holder elected to convert an additional $20,000 of principal balance into 61,538 shares of Class A common stock.

On August 23, 2018 the Convertible Note holder elected to convert an additional $10,000 of principal balance into 73,260 shares of Class A common stock.

On September 14, 2018 the Convertible Note holder elected to convert an additional $20,000 of principal balance into 236,686 shares of Class A common stock.

The valuation of the BCF related to the $165,000 borrowing on the Convertible Note and with an intrinsic value of $2.50 per share (based on a $3.50 closing price less the $1.00 per share conversion price) was approximately $424,407 using a Black-Scholes valuation model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the beneficial

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

conversion feature formally recorded was $138,000 ($165,000 net of $27,000) and is being amortized as interest expense over the life of the loan.  The full amount of the conversion feature was amortized as interest expense through the March 24, 2018 maturity date of the note.

On October 23, 2017, a second borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  An additional $6,000 of costs was incurred by IronClad relating to the Convertible Note.  Both the $7,500 and the $6,000 were recorded as discount amounts on the $82,500 note payable and amortized as interest expenses over the life of the borrowing.  The maturity date of this borrowing under the Convertible Note was also defined to be seven months from its borrowing date which was May 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $4.40 making the intrinsic value of the derivative $3.40.  The valuation of the BCF was estimated to be approximately $289,000 and is capped at $69,000, the otherwise undiscounted amount of the note payable.  The full amount of the conversion feature was amortized as interest expense through the May 24, 2018 maturity date of the note.

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

The valuation of the BCF related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.85 per share (based on a $1.85 closing price less the $1.00 per share conversion price) was approximately $109,861 using a Black-Scholes valuation model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the beneficial conversion feature formally recorded was $69,000 ($82,500 net of $13,500) and is being amortized as interest expense over the life of the loan.  The unamortized balances of the OID and BCF at September 30, 2018 are $946.26 and $4,836.45, respectively.

On March 24, 2018 both the Commitment Note ($100,000 contractually reduced to $82,500 in 2017) and the first tranche of the 10% Convertible Note for $165,000 (less the $10,000 conversion in late March) reached their maturity dates and, except for a $10,000 conversion by the note holder on the Convertible Note, were not repaid in cash.  Consequently both notes were in “maturity date default” and, pursuant to the terms of the loans, were convertible at the lesser of $3.25 for the Commitment Note, and $1.00 for $165,000 note or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatments for both notes.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) was approximately $79,138 using a Black-Scholes valuation model.  That amount was recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. This results in a net liability value of $3,362 at the time.  The amount was amortized as interest expense over an estimated “remaining” three month life of the already matured loan. At June 30, 2018, the $79,138 was fully amortized.

The valuation of the derivative liability related to the $165,000 (reduced to $155,000) borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) was approximately $158,276 using a Black-Scholes valuation model.  That amount was recorded as a new contra-note payable amount (similar to the recorded OID and

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  Since the undiscounted (and unconverted) amount of the note was $155,000 the derivative valuation was recorded as $155,000.

The amount was amortized as interest expense over an estimated “remaining” three month life of the already matured loan. On June 1, 2018 $20,000 of the note was converted, reducing the outstanding balance to $135,000. During the quarter ended September 30, 2018 an additional $50,000 of the note was converted, reducing the outstanding balance to $85,000.  The full amount of the contra liability was amortized as interest expense through the three month amortization period that ended on June 24, 2018.

At May 23, 2018 the second tranche of the 10% Convertible Note for $82,500 reached its maturity date and was not repaid in cash. Consequently the note was in “maturity date default” and pursuant to the terms of the loan was convertible at the lesser of $1.00 or 65% of the average lowest two trades for the prior 20days, resulting in initial recognition for derivative treatment.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.6912 per share is approximately $57,024 using a Binomial pricing model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs). The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan

At June 30, 2018 the prior period’s derivative liabilities were re-measured, as the notes were still outstanding, the derivative liability was revalued using a binomial pricing model.  At period end the total valuation of new derivative liabilities related to three loans was approximately $1,730,692 for individual valuation amounts of $558,338, $637,153 and $535,201.

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

On August 21, 2018 the loan principal was repaid plus accrued interest, both totaling $75,620, and the note was fully retired.

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

On October 11, 2018 the Holder elected to convert $100,000 of the principal amount into 1,210,654 shares of restricted common stock.

On November 1, 2018 the remaining loan principal of $150,000 was repaid plus accrued interest, both totaling $158,873.28 and the note was fully retired.

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

During the period ended June 30, 2018, the Company repaid $100,000 of the principal, and then redrew another $100,000.  On June 30, 2018, the Company repaid $25,000.  The outstanding balance of this loan at June 30, 2018 is $475,000.

During the period ended September 30, 2018, the Company repaid all of the outstanding principal balance of the loan, however the accrued interest remains outstanding in the amount of $17,816.

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

On March 16, 2018, IronClad purchased several lines of corporate insurance coverage for a set of annual premiums that totaled $30,719.  To pay for the coverage, IronClad paid $2,631 down on the coverages and entered into a financing agreement to borrow the $28,087 balance owed for the coverage.  Interest on the loan is approximately 6% and the loan is repaid by eleven monthly principal and interest installment payments of $2,631 each.  The cost of the insurance is recorded as a prepaid asset and is being amortized monthly over the annual period of the coverages. During the period ended September 30, 2018 this note was paid in full.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The valuation of the derivative liability related to the $135,000 borrowing on the First Note and with an intrinsic value of $0.54 per share is approximately $248,386 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $126,500 ($135,000 net of $8,500) and will be amortized as interest expense over the life of the loan. The remaining $121,886 is expensed as financing fees.

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

The valuation of the derivative liability related to the $115,500 borrowing on the Convertible Note and with an intrinsic value of $0.4751 per share is approximately $187,624 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $101,500 ($115,500 net of $14,000) and will be amortized as interest expense over the life of the loan. The remaining $86,124 is expensed as financing fees.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The valuation of the derivative liability related to the $157,500 borrowing on the First Note and with an intrinsic value of $0.5482 per share is approximately $295,227 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $142,500 ($157,500 net of $15,000) and will be amortized as interest expense over the life of the loan. The remaining $152,727 is expensed as financing fees.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three month period ended September 30, 2018, the Company approved for issuance 2,000 shares of Class A common stock priced at $0.45 for services of $900; 140,000 shares of Class A common stock for the exercise of stock options priced at $0.15 per share for cash in the amount of $21,000; 61,538 shares of Class A common stock priced at $0.325 for conversion of $20,000 of convertible debt; 73,260 shares of Class A common stock priced at $0.1365 for conversion of $10,000 of convertible debt; 236,686 shares of Class A common stock priced at $0.0845 for conversion of $20,000 of convertible debt.

Note 9.  General and Administrative Expenses

General and administrative expenses recognized for the three-month period ended September 30, 2018 and 2017 were $687,340 and $939,554, respectively of which $519,366 and $274,250 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

General and administrative expenses recognized for the six-month period ended September 30, 2018 and 2017 were $1,294,729 and $1,234,410, respectively of which $1,066,544 and $409,862 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

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

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended September 30, 2018 and March 31, 2018 are as follows:

	September 30, 2018	March 31, 2018
Net operating losses carryforwards	$5,878,919	$5,173,092

Deferred tax asset	1,234,567	1,074,851
Valuation allowance for deferred asset	(1,234,567)	(1,074,851)
Net deferred tax asset	$-	$-

At September 30, 2018, the Company has net operating loss carryforwards of approximately $5,878,919 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from March 31, 2018 to September 30, 2018 was $353,708.

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

There were no stock options issued during the three-month period ended September 30, 2018.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was one exercise of 25,000 options during 2017.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants at September 30, 2018:

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
500,000	03/15/17	$0.15	1.02%	114.94%	1.40	500,000
82,500	08/24/17	$3.00	1.63%	285.16%	4.00	82,500
62,500	06/26/18	$3.00	2.69%	311.00%	4.00	62,500
645,000	Issued					645,000

Options* and Warrants						Options and Warrants
18,355,000	Issued				Vested	5,165,000
† (165,000)	Exercised				Exercised	† (165,000)
18,330,000	Unexercised				Unexercised	5,140,000

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

†  On August 6, 2018 an independent company advisor exercised options for 140,000 shares of Class A common stock for $21,000 in cash.

Note 14.  Commitments and Contingencies

We are not engaged in any litigation and, to our knowledge, are not aware of any matters that would give rise to possible litigation.

We lease office space on a month-to-month basis.  The annual cost is less than $17,000.  We have no other leases or rental agreements.

Note 15.  Subsequent Events

The Company has evaluated events from September 30, 2018 through the date that this Form 10-Q was filed, and identified the following that required disclosure:

New Loan Agreements, including Convertible Notes, 10% and 12%

On October 24, 2018, IronClad issued a 10% convertible note (the “Convertible Note”) to a lender (the “Holder”) in an aggregate principal amount of $107,000. The Company received cash proceeds of $102,000 net of $5,000 for attorneys’ fees. The note matures on October 24, 2019.

The Holder of the note is entitled, at any time after cash payment, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to the conversion date. The Company will keep available authorized shares reserved, initially 2,993,000 shares.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 26, 2018, IronClad issued a 12% convertible note (the “Convertible Note”) to a lender (the “Holder”) in an aggregate principal amount of $181,170. The Company received cash proceeds of $150,346.40 net of transaction costs of $30,823.60 that included a $15,000 OID, $2,750 for attorneys’ fees and $13,073.60 for broker fees. The note matures on July 26, 2019.

The Holder shall have the right at any time following the 180th calendar day after the issue date (October 26, 2018), and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to the conversion date. The Company will keep available authorized shares reserved, initially 6,500,000 shares.

In connection with the issuance of the Note, the Company issued a common stock purchase warrant to the Holder to purchase up to 30,195 shares of the Company’s common stock at an exercise price of $3.00 per share with an exercise period of five years.

Additional Stock Issuances

On October 11, 2018 the Company issued 1,210,654 shares of stock to the holder of a 9% convertible note payable in exchange for the repayment of $100,000 of principal balance on an initial principal balance of $250,000.  In addition, the remaining $150,000 outstanding balance on the note was repaid and the note retired on November 1, 2018.

On October 11, 2018 three individual company contractors were awarded 70,000 shares of common stock.  Two of the contractors received 10,000 shares of stock each, and the third contractor received 50,000 shares.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Part II, Item 1A: Risk Factors” below and this “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our financial statements and notes thereto.

Overview

Our corporate mission is to bring freedom to execute electronic transmissions and store electronic data without the intrusion of cyber-terrorism that causes destruction and loss by offering proprietary cybersecurity encryption that operates without performance degradation or significant transmission band-width use.

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

•List our Class A common stock on a national securities exchange such as the NASDAQ or the NYSE American Stock Market.

Segments

We have only one reportable segment and that segment is focused on expanding our portfolio of patents and developing commercial applications for our patents and identifying and engaging customers needing the dynamic key encryption advantages that our software provides to improve the security of their businesses.

Review of the Quarter and Comparative Results and Liquidity

Results of Operations

Three and Six months ended September 30, 2018 compared to Three and Six months ended September30, 2017

Net loss.  Based on the factors discussed below, the net loss attributable to common shareholders for the three-month period ended September 30, 2018, increased by $4,351,906 to a net loss of $7,656,675, or $0.11 per share in 2018 from a net loss of $3,304,769, or $0.05 per share in 2017. The net loss attributable to common shareholders for the six-month period ended September 30, 2018, increased by $5,193,754 to a net loss of $10,621,569, or $0.16 per share in 2018 from a net loss of $5,427,815, or $0.08 per share in 2017.

The increase in net loss from operations is mostly attributable to a loss on revaluation of derivatives related to the convertible debt, higher product development costs, services expenses, and officers and directors fees at September 30, 2018; the higher product development  costs are due to additional patents.  Many of the non-client service costs incurred were non-cash and were recognized as compensation and in connection with the issuance of IronClad common stock or stock options, warrants, beneficial conversion features (“BCFs”) or recognition of derivative liabilities associated with convertible notes.

The increase in overall net loss for the six month period ended September 30, 2018 is mostly attributable to an increase in financing costs resulting from three areas.  The first area is the $787,483 of recorded  recognized as interest expense.  Of that amount $715,885 is related to the (non-cash) amortization of original issue discount costs ($43,520), the amortization of beneficial conversion features ($149,439, a non-cash cost recognition), and the amortization of derivative liabilities ($522,926) initially recorded as contra accounts to their underlying convertible notes payable.

A second expense area relates to a $523,606 financing fee cost recognition for a derivative liability value amounts in excess of the net book value of their underlying net notes payable valuations.  A third area of expenses is $4,126,191 of costs related to recording periodic net losses related to the revaluations of the derivative liability amounts.  All of the expenses recognized as related to the derivative liabilities above are non-cash related accounting recognition events.

Two loans were paid off ahead of maturity (using cash in these cases) during the quarter, the debt retirements included $51,065 of cash costs required for the early retirement of the loans in addition to repayment of principal and accrued interest.

Customer Service.  In February 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services were to provide an array of information and analytical services in support of an infrastructure project.  Revenues during the three month period ended September 30, 2018 (entirely in July) were $200,975; there were no similar revenues in the quarter ended September 30, 2017. Revenues during the six month period ended September 30, 2018 were $780,211; there were no similar revenues in the quarter ended September 30, 2017.

Expenses recognized for providing the services under the contract were $148,644 for the three month period ended September 30, 2018 and $537,925 for the six month period ended September 30, 2018 and are mostly related to the direct salary and compensation costs of the staff of approximately ten to eleven employees.

In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract.  Consequently, our services were discontinued effective July 28, 2018.  .  The customer also elected to retain the services of most of the individual employees previously employed by IronClad Pipeline, Inc. on a going forward basis.  All invoice amounts that were billed for services under the contract through the end-date of the contract were submitted, approved and collected in full by IronClad according to the billing and payment terms of the contract.

During the course of the contract through July 29, 2018 IronClad billed approximately $1,136,627 of which approximately $1,015,741 in total was for services rendered and earned from the inception of the contract in late February 2018.  Amounts invoiced in excess of the amounts recognized as services revenue were for certain project costs incurred under the terms of contract that were reimbursed by the customer.

No revenues were earned after July 2018 and none are expected to be earned in periods subsequent to the period ended September 30, 2018.

Product development costs.  The $562,724 and $1,149,797 of product development costs incurred during the three and six month periods ended September 30, 2018, respectively are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.

General and administrative, and Officer compensation.  Compensation expenses for officers and directors fee expenses were comparatively low in the prior year period until they were increased on July 1, 2017.  The rates of compensation for seven of the Company’s initial employees had been a uniform $5,000 per person per month salary in the three months ended July 31, 2017 and were increased to amounts that have averaged about $15,000 per person from July 1, 2017 and now throughout 2018 to date.

While the higher monthly compensation rates do receive expense recognition; the deferred salary amounts in excess of $5,000 per person per month are not paid, but are accrued, and are to be paid at a later date based on the liquidity and financial strength of the Company.  Individuals had been generally paid a “base” $5,000 per person per month until mid-October 2017.  In addition, accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period total approximately $1,020,552 at September 30, 2018 and $180,683 at September 30, 2017

The uniform monthly compensation amounts that were being paid through much of 2017 were effectively suspended after the middle of October 2017 because of limited amounts of cash available and which was needed for other more pressing operating costs of the company.  The $5,000 per person per month amounts that were suspended for half of October and all of November, December of 2017, and all of calendar year 2018 through September 30, 2018 (and continue to be suspended as of the date of the filing of this report) are nevertheless accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.

Accrued amounts for suspended ‘base’ amounts plus deferred salaries during the three-month period ended September 30, 2018 and 2017 were approximately $144,252 and $180,683, respectively.  Accrued amounts for suspended and deferred salaries during the six-month periods ended September 30, 2018 and 2017 were approximately $290,158 and $180,683, respectively.  Cumulative accrued amounts payable for suspended and deferred salaries at September 30, 2018 were approximately $1,020,552.

Stock options issued.  Of the $2,878,366 of operating expenses for the three-month period ended September 30, 2018, $2,262,638 relates to stock options and warrants issued.  This total amount for options and warrants includes $562,724 for product development expenses, $518,446 for general and administrative and $1,181,447 for officers and directors.

Of the $5,133,225 of operating expenses for the six-month period ended September 30, 2018, $4,538,831 relates to stock options and warrants issued.  This total amount for options and warrants includes $1,122,234 for product development expenses, $1,066,544 for general and administrative and $2,350,053 for officers and directors.

Stock grants issued.  In addition to the expenses recognized above for stock options and warrants, another $900 of expenses was recognized for a stock grant award of 2,000 shares issued at a price of $0.45 per share for the three month period ended September 30,2018 and another $7,109 of expenses was recognized for a stock grant award of 20,000 shares issued at a price of $1.15 per share, and a stock grant award of 2,000 shares issued at a price of $0.45 per share for the six-month period ended September 30, 2018

Interest expenses and financing fees.  Interest expenses and financing fee expenses increased in the three month period ended September 30, 2018 to $436,370 and $51,065, respectively, compared to the prior year amounts of $38,149 and $387,629, respectively.  The increase in interest expense is attributable to additional notes payable and the amortization of the related increased beneficial conversion features and derivative liabilities cost recognition during the period ended September 30, 2018.

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

Summary data regarding interest expense for the six-month period ended September 30, 2018 and 2017 are as follows:

Three Months Ended September 30	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Total 2018	Total 2017
Notes, 5%, convert., shareholder	$-	$-	$-	$-	$-	$2,290
Note, 10%, convertible	7,464	-	-	79,138	86,602	-
Note, 10%, convertible	12,921	-	-	155,000	167,921	-
Note, 10%, convertible	7,939	-	3,423	74,517	85,879	-
Note, 12%, convertible	3,009	2,302	-	57,990	63,301	-
Note, 8.5%	15,043	11,496	-	-	26,539	-
Note, 12%, convertible	2,492	2,585	-	42,862	47,939	-
Note, 6%	726	-	-	-	726	-
Note, 10%, convertible	7,088	11,544	59,005	-	77,637	-
Note, 10%, convertible	6,575	7,869	87,011	36,268	137,723	-
Note, 12%, convertible	2,810	2,868	-	20,578	26,226	-
Note, 9%, convertible	2,696	1,886	-	28,073	32,655	-
Note, 9%, convertible	2,835	3,000	-	28,500	34,335	-
Other	-	-	-	-		-
Totals	$71,598	$43,520	$149,439	522,926	$787,483	$2,290

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

Effective income tax rate.  Our effective tax rate for the three and six month period ended September 30, 2018 was estimated to be 21% compared to 35% in the prior year for the three and six months ended September 30, 2017.

The effective tax rate for the three and six month period ended September 30, 2018 was lower than the three and six month period ended September 30, 2017 due to the enactment of the Tax Cuts and Jobs Act in late December 2017.  Because the Company has only cumulative losses to date and net deferred tax assets related the net operating losses we have paid no taxes in 2018, 2017 and 2016.  Because of the uncertainty of ever using the deferred tax assets those assets are fully reserved for.  Consequently, the changes in the tax rate have had no net effect on our tax assets or net expense recognition.  There was certainly no net effect on our cash flows.  See Note 10, Income Taxes to our condensed consolidated financial statements in this report.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the quarterly financial statements above.

Liquidity and Capital Resources

General

Six Months Ended September 30	2018	2017
Net cash provided by operating activities	$68,898	$(897,947)
Net cash used in investing activities	(211,589)	(123,412)
Net cash used in financing activities	(41,453)	397,145
Increase (Decrease) in cash and cash equivalents	(184,144)	(624,214)

Cash and cash equivalents at the beginning of the period	448,061	713,784
Cash and cash equivalents at the end of the period	$263,917	$89,570

The Company’s working capital at September 30, 2018 was a deficit of $7,906,002 compared to working capital deficit of $1,699,910 at March 31, 2018, and $931,443 at September 30, 2017.  The deficit in working capital increased due to the increase in liabilities for funds raised by entering into the new convertible notes payable described above (and reported as current liabilities because of maturities within  twelve months), and due to derivatives liabilities recognition related to the underlying convertible notes payable, and an increase in accounts payable and accrued liabilities for costs incurred in activities for research and product development, patent and trademark filings for our technologies, and general operating activities.

An amount of a modified working capital deficit at September 30, 2018 that excludes recorded derivative liabilities ($5,268,834) would be a deficit of $2,637,168. An amount of a more modified working capital deficit that further excludes the notes payable (another $542,412; all convertible) would be measured to be a deficit of $2,094,756 (basically a working capital amount of current assets less non-note related liabilities such as accounts payable and accrued liabilities).  Similar comparative amounts at September 30, 2017 are, respectively: deficits of $1,465,772 and $1,233,088.  The first and second largest elements of change from one year to the next are related to the recognition of the derivative liabilities and then the convertible notes.

As of the date of this filing the Company’s cash balances are approximately $220,000, and, notwithstanding recent funding received from borrowing on the new convertible notes and other loans subsequent to September 30, 2018, the balances continue to be significantly less than (hence the continuing working capital deficit) the combined sum of its accounts payable and accrued liabilities.

As a result, and absent additional cash inflows, we do not have adequate capital resources to continue to meet all of our current and future obligations as they may come due over the next quarter and next twelve months. We will no longer receive revenue from sales of our services in the third quarter of 2018 ended December 31, 2018 and the lack of modest cash flows generated from that previous client will add a strain to our working capital deficit.

Important to note, however, is that we have collected all amounts owed to us under the now expired contract and one use of the funds collected was to fully repay the $600,000 principal amounts drawn during the course of the working capital loan.  At the filing of this report, the accrued interest remaining unpaid is approximately $18,000.

No assurance can be given that any financing transactions can be completed that will significantly improve our working capital deficit or general funding requirements in the next few weeks or months.

Net cash provided by operating activities was $68,898 during the six month period ended September 30, 2018 compared with $897,947 during the six month period ended September 30, 2017.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $211,589 for the six month period ended September 30, 2018 and $123,412 for the six month period ended September 30, 2017. The costs relate directly to new patent applications and related filing costs.

Net cash used in financing activities was $41,453 for the six month period ended September 30, 2018, compared to $397,145 for the six month period ended September 30, 2017.  The single largest element of the cash sources for the six month period ended September 30, 2018 relate to a convertible note placement for $250,000 ($235,000, net), and additional cash amounts from new convertible notes were $115,000 ($101,000, net), $135,000 ($126,500, net), and $157,500 ($142,500, net).

An additional $100,000 was borrowed ($98,000 net of $2,000 of transaction costs) by amending the working capital loan which increased the loan balance back to $500,000.  The reborrowed $100,000 and initial $500,000 ($600,000 in total cash repayments) was subsequently repaid in the six month period ended September 30, 2018.

The single largest element of the cash source for the cash raised during the six months ended September 30, 2017 relate to proceeds from issuing convertible notes payable in the amount of $343,500 ($313,000 net of $30,500 of costs related to the transaction).

As a net result of all cash flow activities, cash decreased by $184,144 during the six month period ended September 30, 2018.  The Company had cash of $263,917 as of September 30, 2018.  Cash at the beginning of the period at March 31, 2018 was $448,061.

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

Critical Accounting Policies

In Note 2 to the unaudited financial statements for the six month period ended September 30, 2018 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

Item 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result, it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of September 30, 2018.

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

Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2018.  During the quarter ended September 30, 2017 a new director joined the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of September 30, 2018 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

Part II – Other Information

Item 1.  Legal Proceedings

 None

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through September 30, 2018 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

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

One large element of the losses incurred through September 30, 2018 are a result of costs recognized and incurred from the issuance of stock options, stock grants, re-incorporation between states, and legal and accounting costs.  We have had modest revenues and no profits, and have limited current prospects for future new revenues.  Our ability to achieve and maintain profitability and positive cash flow depend on:

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

For the six month period ending September 30, 2018 and the last three fiscal years we have incurred net losses of $8,268,488, $ 3,011,815 in the transition three month period ended March 31, 2018, $10,498,114 in fiscal 2017 and $145,615 in fiscal 2016.  As a result, we have an accumulated deficit of $21,972,085 as of September 30, 2018.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology.

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

 Not applicable.

Item 3.  Defaults Upon Senior Securities.

 Not applicable.

Item 4.  Mine Safety Disclosures

 Not applicable:  As of May 17, 2007 the Company had disposed of all of its mineral properties or claims.

Item 5.  Other Information.

 Not applicable.

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

10.15

Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29, 2018 (incorporated by reference from Exhibit 10.15 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.16

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29, 2018 (incorporated by reference from Exhibit 10.16 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.17

Amendment #1 to Convertible Promissory Note and related Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC both dated July 17, 2018 (incorporated by reference from Exhibit 10.17 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.18

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC dated July 19, 2018 (incorporated by reference from Exhibit 10.18 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.19

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC July 19, 2018 (incorporated by reference from Exhibit 10.19 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.20

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between Adar Bays, LLC and IronClad Encryption Corporation dated July 19, 2018 (incorporated by reference from Exhibit 10.20 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.21*	Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018
10.22*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018
10.23*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018
10.24*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018

10.25**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.26**

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

10.29**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.30**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.31**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.32**

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

Dated:  November 19, 2018

  /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  November 19, 2018

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

10.15

Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29, 2018 (incorporated by reference from Exhibit 10.15 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.16

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated June 29, 2018 (incorporated by reference from Exhibit 10.16 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.17

Amendment #1 to Convertible Promissory Note and related Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC both dated July 17, 2018 (incorporated by reference from Exhibit 10.17 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.18

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC dated July 19, 2018 (incorporated by reference from Exhibit 10.18 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.19

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Adar Bays, LLC July 19, 2018 (incorporated by reference from Exhibit 10.19 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.20

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between Adar Bays, LLC and IronClad Encryption Corporation dated July 19, 2018 (incorporated by reference from Exhibit 10.20 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed August 20, 2018.)

10.21*	Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018
10.22*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018
10.23*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018
10.24*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018

10.25**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.26**

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

10.29**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.30**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.31**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.32**

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