Form 10-Q
period 2018-12-31
IRONCLAD ENCRYPTION Corp
filed 2019-02-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

or

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

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☑	Smaller reporting company	☑
	Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  74,897,510 shares of Class A Common Stock, and

    1,538,872 shares of Class B Common Stock were issued and outstanding as of the close of business on February 18, 2019.

IronClad Encryption Corporation and Subsidiaries

Part I. Financial Information3

Item 1. Financial Statements3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations32

Item 3. Quantitative and Qualitative Disclosures about Market Risks41

Item 4.  Control and Procedures42

Part II – Other Information43

Item 1.  Legal Proceedings43

Item 1A.  Risk Factors43

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds59

Item 3.  Defaults Upon Senior Securities.59

Item 4.  Mine Safety Disclosures59

Item 5.  Other Information.59

Item 6.  Exhibits60

Signatures63

Exhibit Index64

Part I. Financial Information

Item 1. Financial Statements

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Company) Condensed Consolidated Balance Sheets
		December 31,	March 31,
		2018	2018
Assets		(Unaudited)
	Current assets
	Cash and cash equivalents	$109,969	$448,061
	Accounts receivable	-	301,978
	Prepaid expenses and deposits	52,563	55,719
	Total current assets	162,532	805,758

	Other assets
	Patents, net	371,545	170,976

	Total assets	$534,077	$976,734

Liabilities and Stockholders' Equity (Deficit)
	Current liabilities
	Accounts payable	$612,139	$637,367
	Accounts payable, legal fees	384,136	362,598
	Accounts payable, related parties	42,638	79,542
	Accrued liabilities	233,204	219,057
	Accrued liabilities, payroll	1,391,907	700,521
	Accrued interest	125,513	39,761
	Convertible note payable, net, 10%	82,500	3,362
	Convertible note payable, net, 10%	85,000	-
	Convertible note payable, net, 10%	82,500	61,585
	Convertible note payable, net, 12%	-	85,698
	Convertible note payable, net, 12%	-	50,415
	Convertible note payable, net, 10%	73,819	6,168
	Convertible note payable, net, 10%	-	-
	Convertible note payable, net, 12%	52,529	-
	Convertible note payable, net, 9%	63,986	-
	Convertible note payable, net, 9%	71,199
	Convertible note payable, net, 10%	19,917
	Convertible note payable, net, 10%	43,799
.	Derivative liabilities on convertible notes payable	1,779,259	234,138
.	Note payable, 6%	-	25,456
	Total current liabilities	5,144,045	2,505,668
	Other liabilities
	Note payable, net, 8.5%	-	490,000
	Commitments and contingencies
	Total liabilities	5,144,045	2,995,668
	Stockholders' equity (deficit)
	Preferred stock, $0.001 par value,
	20,000,000 shares authorized; none issued and outstanding	-	-
	Common stock, Class A, $0.001 par value,
	300,000,000 shares authorized; 68,628,812 and 66,457,071
	shares issued and outstanding, respectively	68,628	66,457
	` Common stock, Class B, $0.001 par value,
	1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539
	Additional paid-in capital	19,967,003	11,514,917
	Common shares of Class A stock to be issued	3,200	101,750
	Accumulated deficit	(24,650,338)	(13,703,597)
	Total stockholders' equity (deficit)	(4,609,968)	(2,018,934)

	Total liabilities and stockholders' equity	$534,077	$976,734

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Company) Condensed Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$780,211	$-

Operating expenses
Product development cost	562,724	467,803	1,712,521	1,535,619
Services	24,256	-	562,181	-
General and administrative	690,572	939,554	1,985,301	1,413,641
Officer and director fees	1,591,365	1,089,489	4,240,969	3,020,806
Investor relations	56,080	170,466	187,300	1,282,345
Professional fees	27,136	211,678	177,267	429,963
Amortization	-	8	30	22
Total operating expenses	2,952,133	2,878,998	8,865,569	7,682,396

Loss from operations	(2,952,133)	(2,878,998)	(8,085,358)	(7,682,396)

Other income (expense)
Interest income	1	7	2	28
Interest expense	(334,781)	(38,149)	(1,122,264)	(157,950)
Financing fees	(99,475)	(387,629)	(623,081)	-
Gain (loss) on valuations of derivative liabilities	3,061,216	-	(1,064,975)	(49,190)
Prepayment penalties, (loss on conversion)	-	-	(51,065)	(370,129)
Total other income (expense)	2,626,961	(425,771)	(2,861,383)	(577,241)

Loss before taxes	(325,172)	(3,304,769)	(10,946,741)	(8,259,637)

Income taxes
Income tax benefit	-	-	-	-
Income tax expense	-	-	-	-
Total income tax benefit (expense)	-	-	-	-

Net loss	$(325,172)	$(3,304,769)	$(10,946,741)	$(8,259,637)

Net loss per common share, basic and diluted	$(0.00)	$(0.05)	$(0.16)	$(0.12)

Weighted average number of common stock shares outstanding, basic and diluted	70,167,684	67,763,112	69,014,549	67,630,197

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Corporation Consolidated Statements of Stockholders’ Equity
	Common Stock					Subscriptions		Total
	Class A		Class B		Paid-in	Receivable or	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	SharesTo Issue	Deficit	Equity (Deficit)
Balance, March 31, 2017	65,667,862	$65,668	1,538,872	$1,539	$3,102,687	$(45,710)	$(2,432,144)	$692,040

Common stock issued for cash	240,333	240			35,810			36,050
Common stock issued for services	75,000	75			217,425			217,500
Exercise of stock options	25,000	25			3,725			3,750
Stock options issued for development					65,092			65,092
Stock options issued for services, g & a					135,613			135,613
Stock options issued for officers and directors					836,684			836,684
Stock options issued for investor relations					207,640			207,640
Subscriptions receivable						45,710
Net income for period							(2,123,046)	(2,123,046)
Balance, June 30, 2017	66,008,195	$66,008	1,538,872	$1,539	$4,604,676	$-	$(4,555,190)	$117,033

Common stock issued for service	137,500	138			480,112			480,250
Stock options issued for development					219,847			219,847
Stock options issued for services, g & a					274,250			274,250
Stock options issued for officers and directors					863,587			863,587
Stock options issued for investor relations					116,189			116,189
Stock options issued for financing fees					287,629			287,629
Beneficial conversion					138,000			138,000
Net income for period							(3,304,769)	(3,304,769)
Balance September 30, 2017	66,145,695	$66,146	1,538,872	$1,539	$6,984,290	$-	$(7,859,959)	$(807,985)

Common stock issued for services	157,500	158			660,592			660,750
Stock options issued for development					236,657			236,657
Stock options issued for services, g & a					170,376			170,376
Stock option issued for officers and directors					841,502			841,502
Stock options issued for investor relations					154,257			154,257
Beneficial conversion					69,000			69,000
Net income for period							(2,831,822)	(2,831,822)
Balance December 31, 2017	66,303,195	$66,303	1,538,872	$1,539	$9,116,674	-	(10,691,781)	(1,507,265)

Common stock issued for services	55,000	55			105,695	101,750		207,500
Common stock issued for debt conversions	60,280	50			78,450			78,500
Common stock issued for cash	38,596	49			91,404			91,453
Stock options issued for development					446,314			446,314
Stock options issued for services, g & a					410,225			410,225
Stock option issued for officers and directors					1,070,538			1,070,538
Beneficial conversion					69,000			69,000
Retirement of derivative liability					126,578			126,578
Other					39			39
Net income for period							(3,011,816)	(3,011,816)
Balance, March 31, 2018	66,457,071	$66,457	1,538,872	$1,539	$11,514,917	$101,750	(13,703,597)	(2,018,934)

Balance, March 31, 2018	66,457,071	$66,457	1,538,872	$1,539	$11,514,917	$101,750	(13,703,597)	(2,018,934)

Common stock issued for services	125,000	125			209,125	(101,750)		107,500
Common stock issued for debt conversions	32,219	32			44,122			44,155
Common stock issued for convertible debt	240,384	240			165,625			165,865
Stock options issued for development					559,510			559,510
Stocks options issued for services, g & a					548,077			548,077
Stock options issued for officers and directors					1,168,605			1,168,605
Stock options issued for convertible debt					43,123			43,123
Net income for period							(2,964,894)	(2,964,894)
Balance, June 30, 2018	66,854,674	$66,855	1,538,872	$1,539	$14,253,104	$-	$(16,668,491)	$(2,346,993)

Common stock issued for services	2,000	2			898			900
Common stock issued for debt conversions	371,484	371			49,629			50,000
Exercise of stock options	140,000	140			20,860			21,000
Stock options issued for development					562,724			562,724
Stock options issued for services, g & a					518,466			518,466
Stock options issued for officers and directors					1,181,447			1,181,447
Retirement of derivative liability					145,664			145,664
Net income for period							(7,656,675)	(7,656,675)
Balance, September 30, 2018	67,368,158	$67,368	1,538,872	$1,539	$16,732,792	$-	$(24,325,166)	$(7,523,467)

Common stock issued for services	50,000	50			15,950	3,200		19,200
Common stock issued for debt conversions	1,210,654	1,210			98,789			100,000
Stock options issued for development					562,724			562,724
Stock options issued for services, g & a					550,056			550,056
Stock option issued for officers and directors					1,206,447			1,206,447
Retirement of derivative liability					800,244			800,244
Net income for period							(325,172)	(325,172)
Balance, December 31, 2018	68,628,812	$68,628	1,538,872	$1,539	$19,967,003	$3,200	$(24,650,338)	$(4,609,968)

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Company) Condensed Consolidated Statements of Cash Flows
Nine Months Ended December31,
2018	2017
(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(10,946,741)	$(8,259,637)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization expense	30	22
Amortization of discounts amounts on notes	130,593	134,409
Amortization of loan discount costs, BCFs	224,869	-
Amortization of loan discount costs, derivatives	661,410	-
Financing fees	623,081	82,500
(Gain) loss on revaluation of derivative liabilities	1,064,975	49,190
Common stock issued for services, product development	-	451,000
Common stock issued for services, administrative	85,400	41,000
Common stock issued for services, business development	-	349,000
Common stock issued for services, investor relations	-	517,500
Common stock issued for services, professional fees	25,409	-
Stock options issued for services, product development	1,684,958	521,597
Stock options issued for services, general and administrative	1,616,600	488,558
Stock options issued for officers and directors	3,556,500	2,541,773
Stock options issued for services, investor relations	-	569,765
Stock options issued for financing fees	-	287,629
Changes in assets and liabilities:
Decrease in accounts receivable	301,978	-
Decrease (increase) in prepaid expenses and deposits	3,156	(24,890)
Increase in accounts payable	(23,803)	812,860
Increase in accrued liabilities	705,533	519,897
Increase in accrued interest	85,752	17,494
Net cash provided by (used by) operating activities	(200,300)	(900,333)

Cash flows from investing activities
Patent applications	(200,599)	(157,016)
Net cash used by investing activities	(200,599)	(157,016)

Cash flows from financing activities
Proceeds from issuance of common stock	-	71,325
Proceeds from issuance convertible note payable	250,000	78,500
Less transaction costs	(15,000)	(3,500)
Proceeds from issuing convertible notes payable, 8.5%	100,000	165,000
Less transaction costs	(2,000)	(27,000)
Repayments on 8.5% note	(600,000)	-
Proceeds from issuing convertible note payable 12%	115,500	82,500
Less transaction costs	(14,000)	(13,500)
Proceeds from issuing convertible note payable 9%	135,000	-
Less transaction costs	(8,500)	-
Proceeds from issuing amended note payable	157,500	-
Less transaction costs	(15,000)	-
Proceeds from issuing convertible note payable, 10%	107,000
Less transaction costs	(5,000)
Proceeds from issuing convertible note payable, 12%	181,170
Less transaction costs	(30,824)
Repayment of 6.5% note (insurance)	(25,457)	-
Repayment of 12% note	(88,000)	-
Repayment of 12% note	(53,000)	-
Repayment of 10% note	(150,000)	-
Other, net	2,418	24,565
Conversion of options	21,000	3,750
Net cash provided by (used by) financing activities	62,807	377,890
Decrease in cash and cash equivalents	(338,092)	(679,459)
Cash, beginning of period	448,061	713,784
Cash, end of period	$109,969	$34,325

Supplemental Cash Flow Information (no income taxes paid)
Interest paid	$726	$6,115
Common stock issued for settlement of accounts payable	$16,971	$-
Common stock issued for convertible notes payable	$170,000	$60,000
Beneficial conversion and derivative liability valuations related to notes retired	$970,063	$207,000

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

In the opinion of management, the unaudited interim consolidated financial statements furnished here include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the nine month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $24,650,338. The Company's working capital deficit is $4,981,513 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

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

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue in accordance with ASC 606 — Revenue From Contracts With Customers.  We recognize revenue when we have identified a contract with a customer, identify the performance obligations in the contract, determine the transaction prices, when we allocate the transaction prices to the performance obligation in the contract and we recognize revenue when or as the Company satisfies the performance in the contract.  Revenues for the three and nine month periods were recognized as services were performed and invoiced to the customer based on the standard hourly rates agreed to in the terms of the contract.

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

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at December 31, 2018 and March 31, 2018.

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

At December 31, 2018 and March 31, 2018, the Company did not have any assets measured at fair value other than cash and deposits.  The Company does have conversion features embedded in its convertible notes payable.  The fair value measurement of those features, using a Binomial options pricing valuation model at December 31, 2018, is $1,779,259, using a term of six months; stock value between $0.44 and $0.62; volatility between 164.9% and 214.3% and a risk free interest rate between 2.16% and 2.36%. The value at March 31, 2018 using a Black Scholes valuation model was $234,138. The amounts are reported as a derivative liability on the balance sheet.

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

Capitalization of Patent and Trademark Costs

The Company capitalizes its legal, patent agent and related filing fees and costs directly associated with the patents it holds and is developing.  The amounts are carried as an intangible asset in the financial statements.  The costs of the patents or trademarks are amortized ratably (expensed) over the expected useful technological or economic life of the individual assets.  The legal life of a patent is typically about 17 to 20 years. See Note 4.

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

The $0 and $301,978 of receivables at December 31, 2018 and March 31, 2018 respectively are for $0 and $229,745, respectively, of services rendered (and fully collected prior to December 31, 2018) and the balance is for reimbursable costs incurred, approved by the customer, billed (and paid promptly).  Payment terms are for payment to be made within 30 days; the receivables were collected well within that period.  There were no billings subsequent to July 31, 2018.

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

Note 4.  Patents

Patents and trademarks are as follows:

	December 31, 2018	March 31, 2018
Patents and trademarks under development	$ 142,358	$ 170,946

Patents issued	229,187	398
Less accumulated amortization	-	(368)
	229,187	30

Patents, net	$ 371,545	$ 170,976

Amortization expenses for intangible assets during the nine month period ended December 31, 2018 and the nine month period ended December 31, 2017 were $0 and $30, respectively.  Costs at December 31, 2018 totaling $371,545 are for $142,358 for new patents and trademarks under development (but as yet not awarded) and for $229,187 for new patents issued in December 2018.

The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.  Amortization of patents issued in mid-December will begin after December 31, 2018.

In addition to its three original patents, IronClad has also filed fourteen patent applications during the period ended December 31, 2018 (both in the US and internationally).  These patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s current and original patent portfolio includes three issued and granted US patents and each of those patents are now expired and were written off at September 30, 2018.

IronClad was recently granted five patents from the United States Patent and Trademark Office (“USPTO”) from its fourteen recent patent filings, and the remaining nine now continue under routine, formal examination and review. Based on previous process and timing, IronClad expects to have the remaining nine patents granted during 2019, likely the first half of the year.  International patent protection has also been filed for all fourteen of these granted and pending patents.

Amortization of the newly issued patents will be amortized over the life of the particular patent, usually twenty years starting in the first full month after the patent is issued.  In the case of the five patents issued in mid-December their amortization will begin on January 1, 2019.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2018 and March 31, 2018, the Company had $0 and $0 on deposit in excess of the FDIC insured limit.

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

Note 6.  Related Party Transactions

At December 31, 2018 and March 31, 2018 the Company owed approximately $42,638 and $79,542 in accounts payable to management and related parties.

During the three month transition period ended March 31, 2018, IronClad entered into a loan agreement to borrow up to $500,000 at 8.5% interest.  The Company had borrowed the full amount of the loan, repaid $100,000 and then amended the loan and reborrowed $100,000.  As of December 31, 2018 all $500,000 of the original principal and the subsequent $100,000 draw ($600,000 in cumulative repayments) were repaid and the only amount owed under the agreement is the cumulative accrued interest of $17,816.

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

Note 7.  Notes Payable

Securities Purchase Agreement, Convertible Note 12%

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.  The $3,500 was recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note. $1,226 was amortized in the three month period ended December 31, 2018; accrued interest payable at December 31, 2018 was zero.

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

As consideration for its commitment to purchase shares of IronClad’s Class A common stock pursuant to the Investment Agreement, IronClad issued to the counterparty of the agreement a seven-month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000.  The Commitment Note matures on March 24, 2018.  The Commitment Note is convertible into shares of IronClad’s Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default (as of December 31, 2017, and to the date of the filing of this report, no events of default have occurred) occurs solely due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of Class A common stock of the Company at a per share price equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

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

The valuation of the BCF related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.85 per share (based on a $1.85 closing price less the $1.00 per share conversion price) was approximately $109,861 using a Black-Scholes valuation model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the beneficial conversion feature formally recorded was $69,000 ($82,500 net of $13,500) and is being amortized as interest expense over the life of the loan.  The full amount of the conversion feature was amortized as interest expense through the October 15, 2018 maturity date of the note

On March 24, 2018 both the Commitment Note ($100,000 contractually reduced to $82,500 in 2017) and the first tranche of the 10% Convertible Note for $165,000 (less the $10,000 conversion in late March) reached their maturity dates and, except for a $10,000 conversion by the note holder on the Convertible Note, were not repaid in cash.  Consequently both notes were in “maturity date default” and, pursuant to the terms of the loans, were convertible at the lesser of $3.25 for the Commitment Note, and $1.00 for $165,000 note or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatments for both notes.

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

At May 23, 2018 the second tranche of the 10% Convertible Note for $82,500 reached its maturity date and was not repaid in cash. Consequently the note was in “maturity date default” and pursuant to the terms of the loan was convertible at the lesser of $1.00 or 65% of the average lowest two trades for the prior 20 days, resulting in initial recognition for derivative treatment.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.6912 per share is approximately $57,024 using a Binomial pricing model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs). The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan

At October 15, 2018 the third tranche of the 10% Convertible Note for $82,500 reached its maturity date and was not repaid in cash. Consequently the note was in “maturity date default” and pursuant to the terms of the loan was convertible at the lesser of $1.00 or 65% of the average lowest two trades for the prior 20 days, resulting in initial recognition for derivative treatment.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.2432 per share is approximately $20,064 using a Binomial pricing model.  That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs). The amount will be amortized as interest expense over an estimated “remaining” three month life of the already matured loan

Convertible Notes, 12%

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

New Loan Agreements including Convertible Notes, 9%, 12% and 9%

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

New Convertible Notes, 10% and 12%

On October 24, 2018 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $107,000.  The Company received cash proceeds of $102,000 net of transaction costs of $5,000.  The $5,000 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on July 19, 2019 and interest costs accrue on the unpaid principal balance at 10% annually until October 24, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

The valuation of the derivative liability related to the $107,000 borrowing with an intrinsic value of $0.1759 per share is approximately $131,617 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $102,000 ($107,000 net of $5,000) and will be amortized as interest expense over the life of the loan. The remaining $29,617 is expensed as financing fees.

On October 26, 2018 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $181,170.  The Company received cash proceeds of $150,346 net of transaction costs of $30,824.  The $30,824 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on July 26, 2019 and interest costs accrue on the unpaid principal balance at 12% annually until July 26, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

The valuation of the derivative liability related to the $181,170 borrowing with an intrinsic value of $0.2674 per share is approximately $220,204 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $150,346 ($181,170 net of $30,824) and will be amortized as interest expense over the life of the loan. The remaining $69,858 is expensed as financing fees.

Derivative Liabilities

At December 31, 2018 the prior period’s derivative liabilities were re-measured, as the notes were still outstanding, the derivative liabilities were revalued using a binomial pricing model.   At period end the total valuation of derivative liabilities related to nine loans was approximately $1,779,259 for individual valuation amounts of $157,561, $176,838, $151,289, $195,635, $224,348, $263,765, $184,116, $287,134 and 138,573.

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

During the three month period ended December 31, 2018, the Company approved for issuance 50,000 shares of Class A common stock priced at $0.32 for accounts payable of $16,000; 1,210,654 shares of Class A common stock priced at $0.0826 for conversion of $100,000 of convertible debt. At the close of December 31, 2018 there were 10,000 shares valued at $3,200 that were recorded and reported as “to be issued”.

Note 9.  General and Administrative Expenses

General and administrative expenses recognized for the three-month period ended December 31, 2018 and 2017 were $690,572 and $939,554, respectively of which $562,724 and $274,250 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

General and administrative expenses recognized for the nine-month period ended December 31, 2018 and 2017 were $1,985,301 and $1,413,641, respectively of which $1,684,958 and $592,083 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

Note 10.  Income Taxes

Federal and state income taxes are not currently due since IronClad has had losses since inception.  Since the Company provided services to a customer in Virginia, IronClad is also subject to Virginia state income tax reporting.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.  Because of the near breakeven point of operational profitability in providing our services in Virginia, IronClad’s estimate of net income and related net income taxes for the period of the contract are not considered to be material.

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended December 31, 2018 and March 31, 2018 are as follows:

	December 31, 2018	March 31, 2018
Net operating losses carryforwards	$ 3,419,129	$ 2,726,760

Deferred tax asset	718,017	572,619
Valuation allowance for deferred asset	(718,017)	(572,619)
Net deferred tax asset	$ -	$ -

At December 31, 2018, the Company has net operating loss carryforwards of $3,419,129 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from March 31, 2018 to December 31, 2018 was $145,398.

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

During the three-month period ended December 31, 2018 the Company awarded 700,195 stock options and warrants for services valued at $137,058.  Of the total 700,195 options and warrants awarded, 200,195 vested during the period and received full expense recognition in the three-month period ended December 31, 2018.  The remaining 500,000 options vest during subsequent quarters and will be expensed at that time.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was one exercise of 25,000 options during 2017.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants at December 31, 2018:

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years	Vested Options*
75,000	01/16/17	$0.75	1.54%	226.01%	3.00	75,000
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00	1,500,000
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00	1,000,000
350,000	01/31/17	$0.15	1.19%	132.84%	1.93	350,000
100,000	02/01/17	$0.15	1.22%	134.90%	2.00	100,000
†100,000	03/13/17	$0.15	1.40%	144.84%	2.00	†25,000
20,000	03/21/17	$0.15	1.54%	233.07%	3.00	20,000
5,000	04/30/17	$0.75	1.45%	219.35%	3.00	5,000
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00	425,000
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00	500,000
80,000	05/31/17	$0.75	1.44%	196.06%	3.00	80,000
660,000	06/12/17	$2.50	1.64%	589.85%	4.00	165,000
5,000	06/30/17	$3.49	1.55%	197.13%	3.00	5,000
300,000	07/26/17	$3.16	1.63%	296.38%	4.00	37,500
5,000	07/31/17	$3.50	1.51%	170.61%	3.00	25,000
37,500	08/25/17	$2.50	1.62%	170.38%	3.00	37,500
25,000	08/31/17	$3.75	1.44%	170.57%	3.00	25,000
37,500	10/26/17	$4.50	1.76%	220.28%	3.00	37,500
25,000	01/25/18	$2.70	2.20%	247.35%	3.00	25,000
25,000	03/02/18	$1.80	2.52%	297.39%	3.84	25,000
400,000	03/02/18	$1.80	2.71%	369.15%	5.84	—
3,400,000	03/02/18	$1.80	2.79%	369.05%	6.84	—
350,000	03/02/18	$1.80	2.79%	395.11%	7.84	—
20,000	04/02/18	$2.70	2.55%	372.73%	4.75	20,000
20,000	05/01/18	$1.80	2.82%	365.73%	4.67	20,000
20,000	06/06/18	$1.80	2.81%	312.26%	4.57	—
62,500	06/26/18	$0.69	2.69%	311.00%	4.00	62,500
170,000	10/11/18	$0.32	2.97%	361.56%	4.22	170,000
500,000	12/19/18	$0.15	2.62%	488.82%	6.00	—
18,492,500	Issued				Vested	4,735,000
†(25,000)	Exercised				Exercised	†(25,000)
18,467,500	Unexercised				Unexercised	4,710,000

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
500,000	03/15/17	$0.15	1.02%	114.94%	1.40	500,000
82,500	08/24/17	$3.00	1.63%	285.16%	4.00	82,500
62,500	06/26/18	$3.00	2.69%	311.00%	4.00	62,500
30,195	10/26/18	3.00	2.55%	145.42%	5.00	30,195
675,195	Issued					675,195

Options* and Warrants						Options and Warrants
19,167,695	Issued				Vested	5,410,195
† (165,000)	Exercised				Exercised	† (165,000)
19,002,695	Unexercised				Unexercised	5,245,195

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

Note 15.  Subsequent Events

The Company has evaluated events from December 31, 2018 through the date that this Form 10-Q was filed, and identified the following that required disclosure:

Increase in Authorized Shares of Class A Common Stock

On January 21, 2019 a majority the outstanding voting interests of the shareholders of the Company voted, through written consent in lieu of a meeting, to approve an amendment of IronClad’s Certificate of Incorporation to increase the total number of authorized shares of stock to 321,707,093 shares (each with a par value of $0.001).  The change primarily related to changing the number of Class A common stock to 300,000,000 shares.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The authority is for three types of stock and for specified amounts:

•  20,000,000 shares of Preferred Stock  (no change from prior authorization)

•300,000,000 shares of Common Stock, Class A (changed from 150,000,000 shares)

•    1,707,093 shares of Common stock, Class B (no change from prior authorization)

New Loan Agreement Convertible Note 10%

On February 14, 2019 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $107,000.  The Company received cash proceeds of $102,000 net of transaction costs of $5,000.  The $5,000 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on February 14, 2020 and interest costs accrue on the unpaid principal balance at 10% annually until February 14, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

The Holder of the note is entitled, at any time after 180 days following the issue date, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to the conversion date. The Company will keep available authorized shares reserved of 400% of the conversion amount, initially 11,551,000 shares.

Additional Stock Issuances

On January 22, 2019 the Company issued 97,371 shares of stock to the holder of a 12% convertible note payable in exchange for the repayment of $9,000 of principal and $500 of fees on an initial principal balance of $115,500.

On January 24, 2019 the Company issued 80,972 shares of stock to the holder of a 9% convertible note payable in exchange for the repayment of $10,000 of principal on an initial principal balance of $157,500.

On February 4, 2019 the Company issued 2,372,407 shares of stock for three convertible note payable stock conversions.  The first was 794,872 shares of stock to the holder of a 12% convertible note payable in exchange for the repayment of $15,000 of principal and $500 of fees on the remaining principal balance of $106,500.   The second was 769,231 shares of stock to the holder of a 9% convertible note payable in exchange for the repayment of $15,000 of principal on the remaining principal balance of $147,500.  The third was 808,303 shares of stock to the holder of a 9% convertible note payable in exchange for the repayment of $15,000 of principal and $762 of interest on an initial principal balance of $135,000.

On February 6, 2019 the Company issued 2,051,282 shares of stock to the holder of multiple 10% convertible notes payable in exchange for the repayment of $40,000 of principal on the remaining total balance of $332,500.

On February 7, 2019 the Company issued 897,436 shares of stock to the holder of a 9% convertible note payable in exchange for the repayment of $17,500 of principal on the remaining balance of $132,500.

On February 12, 2019 the Company issued 769,231 shares of stock to the holder of a 12% convertible note payable in exchange for the repayment of $14,500 of principal and $500 in fees on the remaining balance of $91,500.

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

Review of the Quarter and Comparative Results and Liquidity

Results of Operations

Three and Nine months ended December 31, 2018 compared to Three and Nine months ended December 31, 2017

Net loss.  Based on the factors discussed below, the net loss attributable to common shareholders for the three-month period ended December 30, 2018, decreased by $2,979,597 to a net loss of $325,172, or $0 per share in 2018 from a net loss of $3,304,769, or $0.05 per share in 2017. The net loss attributable to common shareholders for the nine-month period ended December 31, 2018, increased by $2,687,104 to a net loss of $10,946,741, or $0.16 per share in 2018 from a net loss of $8,259,637, or $0.12 per share in 2017.

The increase in net loss from operations is mostly attributable to a loss on revaluation of derivatives related to the convertible debt, higher product development costs, services expenses, and officers and directors fees at December 31, 2018; the higher product development  costs are due to additional patents.  Many of the non-client service costs incurred were non-cash and were recognized as compensation and in connection with the issuance of IronClad common stock or stock options, warrants, beneficial conversion features (“BCFs”) or recognition of derivative liabilities associated with convertible notes.

The increase in overall net loss for the nine month period ended December 31, 2018 is mostly attributable to an increase in financing costs resulting from three areas.  The first area is the $1,122,264 of recorded costs recognized as interest expense.  Of that amount $1,016,872 is related to the (non-cash) amortization of original issue discount costs ($130,593), the amortization of beneficial conversion features ($224,869, a non-cash cost recognition), and the amortization of derivative liabilities ($661,410) initially recorded as contra accounts to their underlying convertible notes payable.

A second expense area relates to a $623,081 financing fee cost recognition for a derivative liability value amounts in excess of the net book value of their underlying net notes payable valuations.  A third area of expenses is $1,064,975 of costs related to recording periodic net losses related to the revaluations of the derivative liability amounts.  All of the expenses recognized as related to the derivative liabilities above are non-cash related accounting recognition events.

Two loans were paid off ahead of maturity (using cash in these cases) during the quarter, the debt retirements included $51,065 of cash costs required for the early retirement of the loans in addition to repayment of principal and accrued interest.

Customer Service.  In February 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services were to provide an array of information and analytical services in support of an infrastructure project.  Revenues during the three month period ended December 31, 2018 (entirely in July) were $200,975; there were no similar revenues in the quarter ended December 31, 2017. Revenues during the nine month period ended December 31, 2018 were $780,211; there were no similar revenues in the quarter ended December 31, 2017.

Expenses recognized for providing the services under the contract were $24,256 for the three month period ended December 31, 2018 and $562,181 for the nine month period ended December 31, 2018 and are mostly related to the direct salary and compensation costs of the staff of approximately ten to eleven employees.

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

No revenues were earned after July 2018 and none are expected to be earned in periods subsequent to the period ended December 31, 2018.

Product development costs.  The $562,724 and $1,712,521 of product development costs incurred during the three and nine month periods ended December 31, 2018, respectively are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.

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

While the higher monthly compensation rates do receive expense recognition; the deferred salary amounts in excess of $5,000 per person per month are not paid, but are accrued, and are to be paid at a later date based on the liquidity and financial strength of the Company.  Individuals had been generally paid a “base” $5,000 per person per month until mid-October 2017.  In addition, accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period total approximately $974,133 at December 31, 2018 and $261,704 at December 31, 2017

The uniform monthly compensation amounts that were being paid through much of 2017 were effectively suspended after the middle of October 2017 because of limited amounts of cash available and which was needed for other more pressing operating costs of the company.  The $5,000 per person per month amounts that were suspended for half of October and all of November, December of 2017, and all of calendar year 2018 through December 31, 2018 (and continue to be suspended as of the date of the filing of this report) are nevertheless accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.

Accrued amounts for suspended ‘base’ amounts plus deferred salaries during the three-month period ended December 31, 2018 and 2017 were approximately $450,121 and $202,352, respectively.  Accrued amounts for suspended and deferred salaries during the nine-month periods ended December 31, 2018 and 2017 were approximately $974,13 and $352,204, respectively.  Cumulative accrued amounts payable for suspended and deferred salaries at December 31, 2018 were approximately $1,424,255.

Stock options issued.  Of the $2,852,121 of operating expenses for the three-month period ended December 31, 2018, $2,319,227 relates to stock options and warrants issued.  This total amount for options and warrants includes $562,724 for product development expenses, $550,056 for general and administrative and $1,206,447 for officers and directors.

Of the $8,765,557 of operating expenses for the nine-month period ended December 31, 2018, $6,858,058 relates to stock options and warrants issued.  This total amount for options and warrants includes $1,684,958 for product development expenses, $1,616,600 for general and administrative and $3,556,500 for officers and directors.

Stock grants issued.  In addition to the expenses recognized above for stock options and warrants, another $3,200 of expenses was recognized for a stock grant award of 10,000 shares issued at a price of $0.32 per share for the three month period ended December 31,2018 and another $16,000 of expenses was recognized for a stock grant award of 50,000 shares issued at a price of $0.32 per share.

A stock grant award of 20,000 shares was issued at a price of $1.15 per share for earlier in the nine-month period ended December 31, 2018.  $6,209 was recorded as stock issued for services (and the $16,791 balance was recorded as a reduction in accounts payable).

Interest expenses and financing fees.  Interest expenses and financing fee expenses increased in the three month period ended December 31, 2018 to $334,781 and $99,475, respectively, compared to the prior year amounts of $38,149 and $387,629, respectively.  The increase in interest expense is attributable to additional notes payable and the amortization of the related increased beneficial conversion features and derivative liabilities cost recognition during the period ended December 31, 2018.

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

One 10% convertible notes was entered into during the period June 30, 2018 $250,000 (net proceeds were $230,000 after deductions for transaction costs)

Two 9% convertible notes were entered into during the period ended September, 2018 $292,500 (net proceeds were $281,500 after deductions for transactions costs) and one 12% convertible note $115,500 (net proceeds were $105,000 after deductions for transaction costs).

One 10% $107,000 and one 12% $181,700 convertible note were entered into during the period ended December 31, 2018 (net proceeds of $102,000 and $150,346 after deductions for transaction costs).

Summary data regarding interest expense for the nine-month period ended December 31, 2018 and 2017 are as follows:

Nine Months Ended December 31	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Total 2018	Total 2017
Notes, 5%, convert., shareholder	$-	$-	$-	$-	$-	$2,290
Note, 10%, convertible	11,623	-	-	79,137	90,760	6,190
Note, 10%, convertible	15,694	-	-	155,000	170,694	111,297
Note, 10%, convertible	12,098	20,916	-	57,024	90,038	29,398
Note, 12%, convertible	4,133	1,178	-	57,990	63,301	-
Note, 8.5%	16.137	10,706	-	-	26,843	-
Note, 12%, convertible	2,492	2,585	-	42,862	47,939	-
Note, 6%	726	-	-	-	726	-
Note, 10%, convertible	9,167	11,544	59,004	17,166	96,881	-
Note, 10%, convertible	8,873	58,121	165,865	26,342	259,201	-
Note, 12%, convertible	6,303	6,367	-	46,162	58,832	-
Note, 9%, convertible	5,759	4,029	-	59,958	69,746	-
Note, 9%, convertible	6,408	6,781	-	64,418	77,607	-
Note, 10% convertible	1.993	914	-	19.003	21.910
Note, 12%, convertible	3,986	7,452	-	36,348	47,786
Other	-	-	-	-		-
Totals	$105,392	$130,593	$224,869	661,410	$1,122,264	$149,175

Effective income tax rate.  Our effective tax rate for the three and nine month period ended December 31, 2018 was estimated to be 21% compared to 35% in the prior year for the three and nine months ended December 31, 2017.

The effective tax rate for the three and nine month period ended December 31, 2018 was lower than the three and nine month period ended December 31, 2017 due to the enactment of the Tax Cuts and Jobs Act in late December 2017.  Because the Company has only cumulative losses to date and net deferred tax assets related the net operating losses we have paid no taxes in 2018, 2017 and 2016.  Because of the uncertainty of ever using the deferred tax assets those assets are fully reserved for.  Consequently, the changes in the tax rate have had no net effect on our tax assets or net expense recognition.  There was certainly no net effect on our cash flows.  See Note 10, Income Taxes to our condensed consolidated financial statements in this report.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the quarterly financial statements above.

Liquidity and Capital Resources

General

Nine Months Ended December 31	2018	2017
Net cash provided by operating activities	$(200,300)	$(900,333)
Net cash used in investing activities	(200,599)	(157,016)
Net cash used in financing activities	62,807	377,890
Increase (Decrease) in cash and cash equivalents	(338,092)	(679,459)

Cash and cash equivalents at the beginning of the period	448,061	713,784
Cash and cash equivalents at the end of the period	$109,969	$34,325

The Company’s working capital at December 31, 2018 was a deficit of $4,981,513 compared to working capital deficit of $1,699,910 at March 31, 2018, and $931,443 at December 31, 2017.  The deficit in working capital increased due to the increase in liabilities for funds raised by entering into the new convertible notes payable described above (and reported as current liabilities because of maturities within  twelve months), and due to derivatives liabilities recognition related to the underlying convertible notes payable, and an increase in accounts payable and accrued liabilities for costs incurred in activities for research and product development, patent and trademark filings for our technologies, and general operating activities.

An amount of a modified working capital deficit at December 31, 2018 that excludes recorded derivative liabilities ($1,779,259) would be a deficit of $3,202,254. An amount of a more modified working capital deficit that further excludes the notes payable, net (another $575,249; all convertible) would be measured to be a deficit of $2,627,005 (basically a working capital amount of current assets less non-note related liabilities such as accounts payable and accrued liabilities).  Similar comparative amounts at December 31, 2017 are, respectively: deficits of $1,465,772 and $1,233,088.  The first and second largest elements of change from one year to the next are related to the recognition of the derivative liabilities and then the convertible notes.

As of the date of this filing the Company’s cash balances are approximately $130,000, and, notwithstanding recent funding received from borrowing on the new convertible notes and other loans subsequent to December 31, 2018, the balances continue to be significantly less than (hence the continuing working capital deficit) the combined sum of its accounts payable and accrued liabilities.

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

Net cash used in operating activities was $200,300 during the nine month period ended December 31, 2018 compared with $900,333 during the nine month period ended December 31, 2017.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $200,599 for the nine month period ended December 31, 2018 and $157,016 for the nine month period ended December 31, 2017. The costs relate directly to new patent applications and related filing costs.

Net cash provided by financing activities was $62,807 for the nine month period ended December 31, 2018, compared to $377,890 for the nine month period ended December 31, 2017.  The single largest element of the cash sources for the nine month period ended December 31, 2018 relate to a convertible note placement for $250,000 ($235,000, net), and additional cash amounts from new convertible notes were $115,000 ($101,000, net), $135,000 ($126,500, net), $157,500 ($142,500, net), $107,000 ($102,000, net), and $181,170 ($150,5346, net).

An additional $100,000 was borrowed ($98,000 net of $2,000 of transaction costs) by amending the working capital loan which increased the loan balance back to $500,000.  The reborrowed $100,000 and initial $500,000 ($600,000 in total cash repayments) was subsequently repaid in the nine month period ended December 31, 2018.

Four other notes were repaid for cash totaling $316,457 ($25,457, $88,000, $53,000 and $150,000, respectively)

The single largest element of the cash source for the cash raised during the nine months ended December 31, 2017 relate to proceeds from issuing convertible notes payable in the amount of $343,500 ($313,000 net of $30,500 of costs related to the transaction).

As a net result of all cash flow activities, cash decreased by $338,092 during the nine month period ended December 31, 2018.  The Company had cash of $109,969 as of December 31, 2018.  Cash at the beginning of the period at March 31, 2018 was $448,061.

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

Critical Accounting Policies

In Note 2 to the unaudited financial statements for the nine month period ended December 31, 2018 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

Item 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result, it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2018.  During the quarter ended September 30, 2017 a new director joined the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of December 31, 2018 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

Part II – Other Information

Item 1.  Legal Proceedings

 None

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through December 31, 2018 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

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

One large element of the losses incurred through December 31, 2018 are a result of costs recognized and incurred from the issuance of stock options, stock grants, re-incorporation between states, and legal and accounting costs.  We have had modest revenues and no profits, and have limited current prospects for future new revenues.  Our ability to achieve and maintain profitability and positive cash flow depend on:

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

For the nine month period ending December 31, 2018 and the last three fiscal years we have incurred net losses of $10,946,741, $ 3,011,815 in the transition three month period ended March 31, 2018, $10,498,114 in fiscal 2017 and $145,615 in fiscal 2016.  As a result, we have an accumulated deficit of $24,650,338 as of December 31, 2018.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology.

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

In the future, we may issue our authorized but previously unissued equity securities, which would result in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  The Company is authorized to issue an aggregate of 300,000,000 shares of common stock and 20,000,000 shares of preferred stock.  We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

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

The closing price for our Class A common stock has varied between a high of $12.00 and a low of $0.03.  This volatility may affect the price at which an investor could sell the Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

3.2	Bylaws of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.5 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).
3.3*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated February 12, 2019

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

10.21

Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018 (incorporated by reference from Exhibit 10.21 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.22

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018 (incorporated by reference from Exhibit 10.22 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.23

Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018 (incorporated by reference from Exhibit 10.23 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.24

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018 (incorporated by reference from Exhibit 10.24 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.25*	Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018.
10.26*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018.

10.27**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.28**

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

10.33**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.34**

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

Dated:  February 19, 2019

  /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  February 19, 2019

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

3.2	Bylaws of IronClad Encryption Corporation, dated October 16, 2017 (incorporated by reference from Exhibit 3.5 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017).
3.3*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated February 12, 2019

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

10.21

Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018 (incorporated by reference from Exhibit 10.21 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.22

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated October 24, 2018 (incorporated by reference from Exhibit 10.22 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.23

Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018 (incorporated by reference from Exhibit 10.23 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.24

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Auctus Fund, LLC dated October 26, 2018 (incorporated by reference from Exhibit 10.24 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed November 26, 2018.)

10.25*	Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018.
10.26*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018.

10.27**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.28**

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

10.33**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.34**

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