Form 10-K
period 2019-03-31
IRONCLAD ENCRYPTION Corp
filed 2019-07-16
CIK 1455926

United States

Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☑ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended from

Commission File Number 000-53662

IronClad Encryption Corporation

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

One Riverway, 777 South Post Oak Lane, Suite 1700

Houston, Texas  77056

(Address of principal executive offices, including zip code)

(888) 362 - 7972

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Class A, $0.001 par value	IRNC	OTC QB

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.  See the definitions for “large accelerated filer”, ”accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act) Yes ☐  No ☑

As of September 30, 2018, the last business day of the most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,930,788 based on the closing sale price on that date of $0.62 as reported on the OTC QB.  We had 303,415,017 shares of common stock outstanding on July 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:  See exhibit table, page 86

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

Item 6.  Selected Financial Data22

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Reportable segments22

Item 7A. Quantitative and Qualitative Disclosures about Market Risk32

Item 8.  Financial Statements and Supplementary Data33

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure70

Item 9A. Controls and Procedures70

Item 9B. Other Information.70

Part III71

Item 10.  Directors, Executive Officers and Corporate Governance.71

Item 11.  Executive Compensation.75

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.84

Item 13.  Certain Relationships and Related Transactions, and Director Independence.86

Item 14.  Principal Accounting Fees and Services86

Part IV87

Item 15.  Exhibits, Financial Statement Schedules87

Signatures90

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

We strive to generate royalty revenue by securing license agreements with leading vendors through sales of ICE-enabled security applications, subscriptions, services and maintenance contracts, as well as sales of our ultra-secure BlackICE gateway and ICEmicro, IronClad’s proprietary technology and the world’s first context free and natively secure containers.  Our suite of security applications will be marketed as stand-alone applications and modules that integrate within security management systems deployed within enterprises.

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

Liquidity

Since the inception of our business we have incurred significant operating losses.  Through March 31, 2019, we have generated cumulative net losses of $27,967,566.  During the three month period ended March 31, 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which generated a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States to provide an array of services in support of an infrastructure project. In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract.  Consequently, our services were discontinued effective July 28, 2018.

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

Employees and Independent Contractors

As of July 3, 2019, we have 6 employees, all of whom are based in the United States.  We also use independent contractors from time to time for specific projects and functions.  No employees are represented by a union.

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

Members of the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Members of the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Internet address of the Commission is www.sec.gov.  That website contains reports, proxy and information statements and other information regarding issuers, like IronClad Encryption Corporation, that file electronically with the Commission.  Visitors to the Commission’s website may access such information by searching the EDGAR database.

We will provide without charge to each person who receives a copy of this report, upon written or oral request, a copy of any information that is incorporated by reference in this report (not including exhibits to the information that is incorporated by reference unless the exhibits are themselves specifically incorporated by reference).  Such request should be directed to: Mr. David G. Gullickson, Vice President, Treasurer and Chief Financial Officer at IronClad Encryption Corporation, One Riverway, 777 South Post Oak Lane, Suite 1700, Houston, Texas 77056, (888) 362-7972.  Our website Internet address is www.IronCladEncryption.com.

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through March 31, 2019 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

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

Losses incurred through March 31, 2019 are a result of costs incurred from the issuance of stock, re-incorporation between states, legal and accounting costs, and interest expense related to convertible debt.  We have had modest revenues and no profits, and have limited current prospects for future revenues.  Our ability to achieve and maintain profitability and positive cash flow depend on:

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

For the year ended March 31, 2019 and March 31, 2018 we have incurred net losses of $ 14,030,370 and $11,271,452, respectively.  As a result, we have an accumulated deficit of $27,967,566 as of March 31, 2019.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, broaden our end-customer base, expand our sales channels, expand our operations, hire additional employees, and continue to develop our technology.  These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

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

The process of developing this new technology is expensive, complex and uncertain.  The success of new products and enhancements depends on several factors, including appropriate component costs, timely completion and introduction, differentiation of new products and enhancements from those of our competitors, and market acceptance.  To build our competitive position, we must commit significant resources to developing new products or enhancements to our platform before knowing whether these investments will be cost-effective or achieve the intended results.

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

The Company’s officers and directors control a significant majority, and will continue to control a majority, of the Company’s Preferred and Class A common stock and, as a result, can exercise voting control over stockholder and corporate actions.

Our officers and directors control a majority (more than 80%) of the Company’s outstanding voting shares of Preferred and Class A common stock through the recent issuance of Series A, Preferred voting shares to JD McGraw, the Company’s Chairman and Chief Executive Officer.  As such, they will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Class A common stock or prevent stockholders from realizing a premium over the market price for their Shares.

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

Additionally, because our Chief Technology Officer has other outside business activities, he will only be devoting not more than 50% of his time or approximately twenty hours per week to our operations.

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

In the future, we may issue our authorized but previously unissued equity securities, which would result in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  The Company is authorized to issue an aggregate of 800,000,000 shares of common stock and

20,000,000 shares of preferred stock.  We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

The future issuance of any such additional shares of our common stock may create downward pressure on the trading price of the common stock.  We will need to raise additional capital in the near future to meet our working capital needs, and there can be no assurance that we will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with these capital raising efforts, including at a price (or exercise price) below the price you paid for your stock.

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

During the two years presented, ending March 31, 2019 and 2018, the closing price for our Class A common stock has varied between a high of $12.00 and a low of $0.0057.  This volatility may affect the price at which an investor could sell the Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.  Our stock price is likely to continue to be volatile and subject to significant price and volume fluctuations in response to market and other factors; variations in our quarterly operating results from our expectations or those of securities analysts or investors; downward revisions in securities analysts’ estimates; and announcement by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments.

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

	High	Low
Fiscal 2019:
Fourth Quarter	$0.21	$0.0069
Third Quarter	$0.64	$0.15
Second Quarter	$0.70	$0.05
First Quarter	$1.85	$0.45
Fiscal 2018:
Fourth Quarter	$7.00	$1.35
Third Quarter	$8.50	$4.00
Second Quarter	$12.00	$3.15
First Quarter	$3.79	$1.37

On July 5, 2019, the last price for our common stock as reported by the OTC QB was $0.0096 per share.  There are approximately 1,714 stockholders of record of the common stock.

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

The following table sets forth information about the Amended Plan as of March 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans:
Approved by security holders	27,830,000	$0.57	2,170,000

Not approved by security holders	307,500	2.04	—

Total	28,137,500	$0.59	2,170,000

(a)

The number of outstanding options awarded above includes an option awarded to Mr. James D, McGraw to purchase 10,000,000 shares of Class A common stock at an exercise price of $1.00 per share. The option is only exercisable under certain limited circumstances, one of which is that the market price of our Class A common stock reaches a price of $15.00 per share.

Item 6.  Selected Financial Data

	Year Ended March 31,	Year Ended March 31,
	2019	2018
Revenue	$780,211	$229,475
Loss from operations	$(10,113,724)	$(10,268,875)
Net loss	$(14,030,370)	$(11,271,452)

Basic loss per common share	$(0.20)	$(0.17)
Weighted average shares outstanding	69,302,833	67,630,197

Cash and cash equivalents	$277,575	$448,061
Patents, net	$367,786	$170,976
Total assets	$675,261	$976,734

Notes payable	$989,170	$1,068,956
Less discounts	(542,451)	(364,762)
Notes payable, net	$446,719	$722,684
Derivatives liabilities	$2,147,415	$234,138
Stockholder’s equity (deficit)	$(5,035,868)	$(2,018,934)

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Reportable segments

Forward-Looking Statements

When used in this Report on Form 10-K and in future filings by us with the Securities and Exchange Commission, the words or phrases “will likely result,” “management expects” or “we expect,” “will continue,” “is anticipated,” “estimated” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speaks only as of the date made.

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Item 1A: Risk Factors” above and this “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report on Form 10-K.  We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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

Our primary business model is to develop and license cyber software technology that encrypts data files and electronic communications.  We seek to generate royalty revenue by securing license agreements with leading vendors through sales of ICE-enabled security applications, subscriptions, services and maintenance contracts, as well as sales of our ultra-secure BlackICE gateway and ICEmicro, IronClad’s proprietary technology and the world’s first context free and natively secure containers.

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

Review of Comparative Results and Liquidity; year ended March 31, 2019 compared to the year ended March 31, 2018.

Results of Operations

Based on the factors discussed below, the net loss attributable to common shareholders for the year ended March 31, 2019, increased by $2,758,918 to a net loss of $14,030,370 or $0.20 per share in 2019 from a net loss of $11,271,452, or $0.17 per share in 2018.

Year ended March 31, 2019 compared to Year ended March 31, 2018

Net loss.  For the year ended March 31, 2019, the Company had a net loss of $14,030,370 compared to a net loss of $11,271,452 for the year ended March 31, 2018.  This represents an increased net loss of $2,758,918 for the year ended March 31, 2019.  The increase in net loss is attributable to an increase in services expense (though offset by revenue), officer and director fees and financing expenses which were offset by a decrease in investor relations and professional fees during the year ended March 31, 2019.  Many of the costs incurred were non-cash and were recognized as compensation and financing expenses in connection with the issuance of IronClad common stock or stock options, warrants or derivative liabilities.

Product development costs.  The $1,670,298 of product development costs incurred during the year is primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.

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

Accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the year ended March 31, 2019 total approximately $788,769 and $533,884 at March 31, 2018.

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

Cumulative accrued amounts for suspended and deferred salaries for officers at March 31, 2019 were approximately $1,592,186 and $700,521 at March 31, 2018.

Stock options issued.  Of the $10,893,935 of operating expenses for the year ended March 31, 2019, $8,348,240 relates to stock options and warrants issued.  This total amount for options and warrants includes $1,642,735 for product development expenses, $1,993,242 for general and administrative, $4,712,263 for officers and directors and $10,265 for financing fees. Of the $10,498,620 of operating expenses for the year ended March 31, 2018, $5,337,248 relates to stock options and warrants issued.  This total amount for options and warrants includes $0 for product development expenses, $959,214 for general and administrative, $3,612,311 for officers and directors, $478,086 for investor relations and $287,629 for financing fees.

Stock grants issued. In addition to the $8,348,240 of expenses recognized above for stock options and warrants for the year ended March 31, 2019, another $13,509 of expenses was recognized for 177,000 stock grants issued (or shares held to be issued) at an issue price from $1.15 to $0.32.  The general and administrative expenses were recognized as a result of issuing shares of Class A common stock valued to support the Company’s activities.

In addition to the $5,337,248 of expense recognized above for stock options and warrants for the year ended March 31, 2018, another $818,442 of expense was recognized for 245,116 stock grants issued (or shares held to be issued) at an average issue price of $3.27. $212,248 of development expenses was recognized for shares of Class A common stock issued to consultants to support the Company’s development activities and $43,348 of general and administrative expenses were recognized as a result of issuing shares of Class A common stock valued to support the Company’s strategic business development activities.  An additional $517,500 of expenses was recognized for issuing shares of Class A common stock for investor relations services.

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

During the year ended March 31, 2018 IronClad issued 38,596 shares of stock for cash proceeds of $64,596.  An additional $16,844 of financing expense was recognized to record the additional difference between the contractual sale price and the higher fair market value of the series of three transactions. During the year ended March 31, 2019, no such transactions occurred.

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

On March 26, 2018 Tangiers converted $10,000 of the initial consideration into 9,958 shares of Class A common stock. During the year ended March 31, 2019 Tangiers converted the remaining $155,000 into 4,578,628 shares of Class A common stock.

Interest expenses and financing fees.  Interest expenses and financing fee expenses increased to $1,327,609 during the year ended March 31, 2019 as compared to $354,197 for the year ended March 31, 2018.  Most of the expense recognition relates to seventeen convertible notes payable, six were entered into during the fiscal year ended March 31, 2018, and eleven during the fiscal year ended March 31, 2019 three in the second quarter of 2019, two in the third quarter of 2019 and six in the fourth quarter of 2019.

The first six in 2018 are two 12% convertible notes in the principal amounts of $88,000 (net proceeds were $85,000 after deductions for transaction costs) and $53,000 (net proceeds were $50,000 after deductions for transaction costs), two 10% convertible notes related to the Investment Agreement in the principal amounts of $100,000 and $330,000 (of which only $165,000 was initially drawn), respectively, and  two 10% convertible notes, also related to the Investment Agreement, in the principal amount of $82,500(net proceeds of $75,000) and $82,500(net proceeds of $69,000), both of which were a second and third draw under the $330,000 facility and subsequent to the $165,000 draw referred to above.

Additionally, nine convertible notes were entered into during the period ended March 31, 2019: three 9% convertible notes in the principal amounts of $157,500 (net proceeds of $150,000), 157,500 (net proceeds of $150,000) and $135,000 (net proceeds of $131,500); two 10% convertible notes in the principal amounts of $107,000 (net proceeds of $102,000) and $107,000 (net proceeds of $102,000) and four 12% convertible notes in the principal amounts of $115,500 (net proceeds of $105,000), $57,750 (net proceeds of $50,000), $181,170 (net proceeds of $150,346) and $86,250 (net proceeds of $78,750). .

Two notes payable were entered into during the period ended March 31, 2018: one an 8.5% note in the principal amount of $500,000 (net proceeds were $490,000 after deductions for transaction costs) and another 6% note for $28,088 to finance the company’s annual insurance policy costs.

Summary information regarding interest expense for the year ended March 31, 2019 and 2018:

Years ended March 31	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Total Expense 2019	Total Expense 2018
Note, 12%, convertible	$-	$-	$-	$-	$-	$80,888
Note, 10%, convertible	15,692	-	-	79,138	94,830	10,810
Note, 10%, convertible	20,620	-	-	155,000	175,620	182,078
Note, 10%, convertible	16,026	20,916	-	57,024	93,966	67,743
Note, 12%, convertible	3,009	2,302	-	57,990	63,301	2,463
Note, 08.5%	14,843	12,000	-	-	26,843	2,773
Note, 12%, convertible	2,492	2,585	-	42,862	47,939	972
Note, 06%	726	-	-	-	726	-
Note, 10%, convertible	20,606	12,491	63,841	20,064	117,002	6,788
Note, 10%, convertible	8,873	58,121	-	26,342	93,336	-
Note, 12%, convertible	8,470	14,000	-	101,500	123,970	-
Note, 09%, convertible	9,326	4,029	-	91,149	104,504	-
Note, 09%, convertible	9,326	12,575	-	142,500	168,362	-
Note, 10%, convertible	4,632	2,164	-	44,153	50,949	-
Note, 12%, convertible	9,421	17,613	-	85,912	112,946	-
Note, 10%, convertible	1,319	616	-	12,575	14,510	-
Note, 12%, convertible	854	955	-	6,164	7,973	-
Note, 09%, convertible	660	2,008	-	19,075	21,743	-
Note, 12%, convertible	86	92	-	615	793	-
Non Note Interest Expense	8,296	-	-	-	8,296	(319)

Totals	$154,717	$166,988	$63,841	$942,063	$1,327,609	$354,197

Interest expenses for the 12% convertible note payable 78,500.  There was no interest expense related to the 12% convertible note payable during the year ended March 31, 2019.  Interest expense of $80,888 during the year ended March 31, 2018 for the 12% convertible note payable includes $7,616 of expense recognition relating to the write off of accrued interest payable and the unamortized portions of the $3,500 of lender’s original discount costs.  Another $73,272 of expense recognition was related to the write-off of the unamortized original debt discount amount of $77,388 related to the recording of the $126,578 derivative liability at the stated conversion date of the note (December 23, 2017).  The write-offs are a result of elections made by the lender to convert the loan into 50,322 shares of Class A common stock in January 2018.

The $126,578 derivative liability originally recorded on the stated conversion date of the note (December 23, 2017) was reclassified to additional paid in capital.

Interest expenses for the 12% convertible note payable of $88,000.  There was $63,301 of interest expense related to the 12% convertible note payable during the year ended March 31, 2019 (in addition to $3,009 of regular interest at 12%), $2,302 of expense recognition related to amortization of original issued debt discount and $57,990 related to amortization of derivative liability.  Interest expense of $2,463 during the year ended March 31, 2018 for the 12% convertible note payable includes (in addition to $1,765 of regular interest at 12%) , $698 of expense recognition related to amortization of original debt discount.

Interest expenses for the 12% convertible note payable of $53,000. There was $47,939 of interest expense related to the 12% convertible note payable during the year ended March 31, 2019 (in addition to $2,492 of regular interest at 12%), $2,585 of expense recognition related to amortization of original issued debt discount and $42,862 related to amortization of derivative liability. Interest expense of $972 during the year ended March 31, 2018 for the 12% convertible note payable includes (in addition to $558 of regular interest at 12%), $415 of expense recognition related to amortization of original debt discount.

Interest expenses for the 10% commitment note of $100,000.  For the year ended March 31, 2019 regular interest expense at the 10% rate was $15,692. For the year ended March 31, 2018 interest expense on the 10% Commitment Note for $100,000 included not only regular interest at the stated 10% rate, but an additional accrued amount that effectively increased the yield because of the guaranteed minimum interest amount equal to 10% of the note amount during the seven-month period and due at the maturity date of the note. Total interest recognized on the Commitment Note for the period ended March 31, 2018 was $10,810.

Interest expenses for the 10% convertible note payable of $165,000.  Interest expense recognized on the 10% Convertible Note borrowing of $165,000 on August 24, 2017 totals $175,620, consisting of $20,620 of regular interest and $155,000 of derivative liability for the year ended March 31, 2019.  Interest expense recognized for the year ended March 31, 2018 totals $182,078. That amount has three components. Within the total, $16,500 of the expense relates to the guaranteed minimum interest amount ($16,500 to be recognized over the seven-month life of the Convertible Note and due at maturity), another $27,000 of the expense relates to the amortization of the $27,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note.  A third component for $138,578 is an amortization of the $138,000 cost recognized (but capped) as an offset (a debt discount) to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date in 2017 when the closing price per share was $3.50).

Interest expenses for the 10 % convertible note payable of $82,500.  Interest expense recognized on the 10% Convertible Note borrowing of $82,500 on October 23, 2017 totals $93,966 for the year ended March 31, 2019, consisting of $16,026 of regular interest, $20,916 of original issue discount amortization and $57,024 of amortization of a derivative liability arising from a maturity date default.  Interest expense recognized totals $67,743 for the year ended March 31, 2018.That amount has three components. Within the total, $6,158 of the expense relates to the guaranteed minimum interest amount ($8,250 to be recognized over the seven-month life of the Convertible Note and due at maturity), another $12,136 of the expense relates to the amortization of the $16,500 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note.

A third component for $49,449 is an amortization of the $69,000 cost recognized (but capped) as an offset to the note based on the intrinsic value of the beneficial conversion feature related to the $1.00 per share conversion price stated in the Convertible Note (on a date that the closing price per share was $4.40).

Interest expenses for the 10 % convertible note payable of $82,500.  Interest expense recognized on the 10% Convertible Note borrowing of $82,500 on March 15, 2018 totals $117,002 for the year ended March 31, 2019.  Within the total, $20,606 of the expense relates to regular interest, another $12,491 of the expense relates to the amortization of the $13,500 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, $63,841 of amortization of the notes beneficial conversion feature and $20,064 in amortization of a derivative liability arising from a maturity date default. Interest expense recognized for the year ended March 31, 2018 totals $6,788. That amount has three components. Within the total, $620 of the expense relates to the guaranteed minimum interest amount ($8,250 to be recognized over the seven-month life of the Convertible Note and due at maturity), another $1,009 of the expense relates to the amortization of the original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $5,159 of the expense relates to amortization of the notes beneficial conversion feature.

Interest expenses for the 10% convertible note payable of $250,000.  Interest expense recognized on the 10% Convertible Note borrowing of $250,000 on June 26, 2018 totals $93,336 for the year ended March 31, 2019.  Within the total, $8,873 of the expense relates to regular interest, another $58,121 of the expense relates to the amortization of the $15,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $26,342 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 9% convertible note payable of $157,500.  Interest expense recognized on the 9% Convertible Note borrowing of $157,500 on July 19, 2018 totals $168,362 for the year ended March 31, 2019.  Within the total, $8,766 of the expense relates to regular interest, another $17,096 of the expense relates to the amortization of the $15,000 lender’s original issue discount and IronClad’s transaction costs recognized on the

Convertible Note, and $142,500 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 9% convertible note payable of $135,000.  Interest expense recognized on the 9% Convertible Note borrowing of $135,000 on July 11, 2018 totals $104,504 for the year ended March 31, 2019.  Within the total, $9,326 of the expense relates to regular interest, another $4,029 of the expense relates to the amortization of the $8,500 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $91,149 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 12% convertible note payable of $115,500.  Interest expense recognized on the 12% Convertible Note borrowing of $115,500 on July 17, 2018 totals $123,970 for the year ended March 31, 2019.  Within the total, $8,470 of the expense relates to regular interest, another $14,000 of the expense relates to the amortization of the $14,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note and $101,500 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 10% convertible note payable of $107,000.  Interest expense recognized on the 10% Convertible Note borrowing of $107,000 on October 24, 2018 totals $50,949 for the year ended March 31, 2019.  Within the total, $4,632 of the expense relates to regular interest, another $2,164 of the expense relates to the amortization of the $5,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $44,153 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 12% convertible note payable of $181,170.  Interest expense recognized on the 12% Convertible Note borrowing of $181,170 on October 26, 2018 totals $112,946 for the year ended March 31, 2019.  Within the total, $9,421 of the expense relates to regular interest, another $17,613 of the expense relates to the amortization of the $30,824 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $85,912 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 12% convertible note payable of $57,750.  Interest expense recognized on the 12% Convertible Note borrowing of $7,974 on February 14, 2019 totals $7,973 for the year ended March 31, 2019.  Within the total, $854 of the expense relates to regular interest, another $955 of the expense relates to the amortization of the $7,750 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $6,164 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 10% convertible note payable of $107,000.  Interest expense recognized on the 10% Convertible Note borrowing of $14,511 on February 14, 2019 totals $14,510 for the year ended March 31, 2019.  Within the total, $1,319 of the expense relates to regular interest, another $616 of the expense relates to the amortization of the $5,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $12,575 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 9% convertible note payable of $157,500.  Interest expense recognized on the 9% Convertible Note borrowing of $21,743 on March 14, 2019 totals $21,743 for the year ended March 31, 2019.  Within the total, $660 of the expense relates to regular interest, another $2,008 of the expense relates to the amortization of the $15,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $19,075 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 12% convertible note payable of $86,250.  Interest expense recognized on the 12% Convertible Note borrowing of $86,250 on March 28, 2019 totals $793 for the year ended March 31, 2019.

Within the total, $86 of the expense relates to regular interest, another $92 of the expense relates to the amortization of the $3,500 lender’s original issue discount and IronClad’s transaction costs recognized on the Convertible Note, and $615 in amortization of a derivative liability. There is no corresponding expense for the year ended March 31, 2018.

Interest expenses for the 8.5% note payable.  Interest expense recognized on the 8.5% Note borrowing on totals $26,843 for the year ended March 31, 2019.  Within the total, $14,843 of the expense relates to regular interest, another $12,000 of the expense relates to the amortization of the $12,000 lender’s original issue discount and IronClad’s transaction costs recognized on the Note. Interest expense totaled $2,773 for the year ended March 31, 2018.

Effective income tax rate.  The effective tax rate for the years ended March 31, 2019 and 2018 was dramatically lower than in 2016 due to the Tax Cuts and Jobs Act.  Because the Company only has cumulative losses to date and net deferred tax assets related the net operating losses we paid no taxes in 2019, 2018 and 2017.  Because of the uncertainty of ever using the deferred tax assets those assets are fully reserved for.  Consequently, the changes in the tax rate have had no net effect on our tax assets or net expense recognition.  There was certainly no net effect on our cash flows.  See Note 10, Income Taxes.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the annual financial statements below.

Liquidity and Capital Resources

General

Years Ended March 31	2019	2018
Net cash used in operating activities	$(399,776)	$(1,476,889)
Net cash used in investing activities	(200,599)	(170,946)
Net cash used in financing activities	429,889	1,382,112
Increase (Decrease) in the cash and cash equivalents	(170,486)	(265,724)

Cash and cash equivalents at the beginning of the year	448,061	713,784
Cash and cash equivalents at the end of the year	$277,575	$448,061

The Company’s working capital at March 31, 2019 was a deficit of $5,403,654 compared to a working capital deficit of $1,669,910 at March 31, 2018.  The working capital deficit increase is primarily due to the funds raised by entering into the new notes payable described above and an increase in accrued liabilities for costs incurred in activities for research and product development, patent and trademark filings for our technologies, general operating activities.

As of the date of this filing the Company’s cash balances, while approximately equal to the $277,575 total at March 31, 2019, and, notwithstanding recent funding received from borrowing on the convertible notes and other loans subsequent to March 31, 2019, continue to be significantly less than the combined sum of its accounts payable and accrued liabilities.

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

Net cash used in operating activities was $399,776 during the year ended March 31, 2019 compared with $1,476,889 during the year ended March 31, 2018.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $200,599 for the year ended March 31, 2019 and 170,946 for year ended March 31, 2018. The costs relate directly to new patent applications and related filing costs.

Cash flow from financing activities was $429,889 for the year ended March 31, 2019, compared to $1,382,112 for the year ended March 31, 2018.  The single largest element of the cash sources for the year ended March 31, 2019 and 2018 relate to a series of convertible note placements and to the establishment of a working capital loan agreement.

As a net result of all cash flow activities, cash decreased by $170,486 during the year ended March 31, 2019.  The Company had cash of $277,575 as of March 31, 2019.  Cash at the beginning of the period at March 31, 2018 was $448,061.

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

We began earning revenue from sales of our services in the last five weeks of the year ended March 31, 2018; however, since July 2018 we no longer had any earnings.  Regardless, we expect to need several million dollars to continue implementing our plans.  While the stated maximum amount under the equity line may appear to be sufficient for our purposes over the next several months the practical application of the equity line funding formulas which consider trading volumes and defined average prices of our common stock may “calculate out” in a way to limit the cumulative or individual amounts we might draw down over time.

While our daily trading volumes have increased considerably to millions of shares per day, our stock price has decreased significantly, causing any utilization of the equity facility to be highly dilutive. If IronClad’s common stock price remains low, the Company may find it necessary to raise funds through additional and alternate sales of debt or equity securities.  Acting on such alternatives is not precluded by the Investment Agreement or any note agreement of IronClad.

Critical Accounting Policies

In Note 2 to the audited financial statements for the year ended March 31, 2019 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies.  We have unamortized and undiscounted convertible notes payable debt of approximately $989,170 at March 31, 2019 (all of which have maturity dates within twelve months or less) and thus have limited exposure to interest rate risk.  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 8.  Financial Statements and Supplementary Data

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

802 N Washington

Spokane, WA  99201

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of IronClad Encryption Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IronClad Encryption Corporation (“the Company”) as of March 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited financial resources, an significant accumulated deficit, and a current working capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Fruci & Associates, II, PLLC

Fruci & Associates, II, PLLC

We have served as the Company’s auditor since 2011.

Spokane, Washington

July 16, 2019

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Corporation Consolidated Balance Sheets
	March 31, 2019	March 31, 2018
Assets
Current assets:
Cash and cash equivalents	$277,575	$448,061
Accounts receivable	-	301,978
Prepaid expenses and deposits	29,900	55,719
Total current assets	307,475	805,758
Other assets
Patents, net	367,786	170,976
Total other assets	367,786	170,976
Total assets	$675,261	$976,734

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$604,149	$612,367
Accounts payable, legal fees	382,885	362,598
Accounts payable, related parties	96,506	104,542
Accrued liabilities	237,660	219,057
Accrued liabilities, payroll	1,686,260	700,521
Accrued interest	109,534	39,761
Convertible note payable, 10%, net	82,500	3,362
Convertible note payable, 10%, net	45,500	61,585
Convertible note payable, 12%, net	-	85,698
Convertible note payable, 12%, net	4,000	50,415
Convertible note payable, 10%, net	82,500	6,168
Note payable, 06%	-	25,456
Convertible note payable, 09%, net	39,274	-
Convertible note payable, 09%, net	1,000	-
Convertible note payable, 10%, net	46,318	-
Convertible note payable, 12%, net	103,526	-
Convertible note payable, 10%, net	13,192	-
Convertible note payable, 12%, net	7,120	-
Convertible note payable, 09%, net	21,083	-
Convertible note payable, 10%, net	707	-
Convertible note payable derivative liabilities	2,147,415	234,138
Total current liabilities	5,711,129	2,505,668
Note payable, 8.5%	-	490,000
Total other liabilities	-	490,000
Commitments and contingencies	-	-
Total liabilities	5,711,129	2,995,668
Shareholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized, 100 issued	-	-
Common stock, Class A, $0.001 par value, 800,000,000 shares authorized; 140,168,393 and 66,446,701 shares issued and outstanding, respectively	140,168	66,457
Common stock, Class B, $0.001 par value, 1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539
Additional paid-in capital	22,783,591	11,514,917
Common shares of Class A stock to be issued	6,400	101,750
Accumulated deficit	(27,967,566)	(13,703,597)
Total shareholders’ equity (deficit)	(5,035,868)	(2,018,934)
Total liabilities and shareholders’ equity	$675,261	$976,734

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Corporation Consolidated Statements of Operations
	Years Ended
	March 31
	2019	2018

Revenue	$780,211	$229,745

Operating expenses:
Product development costs	1,670,298	1,892,595
Service expenses	604,733	194,422
General, administrative and other operating	2,528,688	2,365,482
Officer and director fees	5,616,582	4,309,945
Investor relations	251,181	1,280,547
Professional fees	218,664	455,599
Amortization	3,789	30
Total operating expenses	10,893,935	10,498,620

Loss from operations	(10,113,724)	(10,268,875)

Other income (expense):
Interest income	2	30
Interest expense	(1,327,609)	(354,197)
Financing expenses	(666,945)	(212,247)
Early repayment penalty	(51,065)	(386,973)
Loss on issuance of convertible notes with derivatives	(298,537)	-
Loss on revaluations of derivatives	(1,569,018)	(49,190)
Total other income (expense)	(3,913,172)	(1,002,577)

Loss before income taxes	(14,026,896)	(11,271,452)

Income taxes
Income tax benefit	-	-
Income tax expense	(3,474)	-
Total other income tax benefit (expense)	-	-

Net loss	$(14,030,370)	$(11,271,452)

Basic and diluted loss per common share	$(0.20)	$(0.17)
Weighted average shares outstanding, basic and diluted	69,302,833	67,630,197

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Corporation Consolidated Statements of Stockholders’ Equity
	Common Stock Class A Shares	Common Stock Class A Amount	Common Stock Class B Shares	Common Stock Class Amount	Paid-in Capital	Subscriptions Receivable or Shares to Issue	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, March 31, 2017	65,667,862	$ 65,668	1,538,872	$ 1,539	$ 3,102,687	$ (45,710)	$ (2,432,144)	$ 692,040

Stock issued for cash	278,929	289	-	-	127,214	-	-	127,503
Stock issued for debt conversions	60,280	50	-	-	78,450	-	-	78,500
Exercise of stock options	25,000	25	-	-	3,725	-	-	3,750
Stock issued for services	425,000	425	-		1,463,824	101,750	-	1,565,999
Stock options issued: development	-	-	-	-	967,910	-	-	967,910
Stock options issued: g&a	-	-	-		990,464	-	-	990,464
Stock options issued: officers, directors	-	-	-	-	3,612,311	-	-	3,612,311
Stock options issued: investor relations	-	-	-	-	478,086	-	-	478,086
Stock options issued: financing fees	-	-	-	-	287,629	-	-	287,629
Beneficial conversion	-	-	-	-	276,000		-	276,000
Subscriptions receivable	-	-	-	-	-	45,710	-	45,710
Retirement of derivative liability	-	-	-	-	126,578	-	-	126,578
Other	-	-	-	-	39	-	-	39
Net income for period	-	-	-	-	-	-	(11,271,453)	(11,271,453)
Balance, March 31, 2018	66,457,071	$ 66,457	1,538,872	$ 1,539	$ 11,514,917	$ 101,750	$ (13,703,597)	$ (2,018,934)

Stock issued for services, G&A	177,000	177	-	-	225,973	(95,350)	-	130,800
Stock issued for services, financing	100,000	100	-	-	4,500	-	-	4,600
Stock issued for debt conversions	65,819,552	65,821	-	-	615,604	-	-	681,425
Stock options issued: development	-	-	-	-	1,642,735	-	-	1,642,735
Stock options issued: G&A	-	-	-	-	1,993,242	-	-	1,993,242
Stock options issued: officers, directors	-	-	-	-	4,712,264	-	-	4,712,264
Stock option issued: convertible debt	-	-	-	-	53,386	-	-	53,386
Retirement of derivative	-	-	-	-	1,773,987	-	-	1,773,987
Cashless exercise of warrants	7,474,770	7,473	-	-	113,536	-	-	121,009
Exercise of options	140,000	140	-	-	20,860	-	-	21,000
Dividend treatment of convertible note warrants	-	-	-	-	112,587	-	(233,599)	(121,012)
Net income for period	-	-	-	-	-	-	(14,030,370)	(14,030,370)
Balance, March 31, 2019	140,168,393	$ 140,168	1,538,872	$ 1,539	$ 22,783,591	$ 6,400	$ (27,967,566)	$ (5,035,868)

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries (Previously named Butte Highlands Mining Corporation Consolidated Statements of Cash Flows
Cash flows from operating activities:	Year Ended March 31, 2019	Year Ended March 31, 2018
Net loss:	$(14,030,370)	$(11,271,452)
Adjustments to reconcile net loss to net operating cash used:
Amortization expense	3,789	30
Amortization of notes discount amounts	166,988	42,700
Amortization of loan discount costs, BCF	63,841	194,666
Amortization of loan discount costs, derivative liabilities	942,063	-
Financing fees	666,946	1,845
Loss on revaluations of derivatives	1,569,018	-
Loss on issuance of convertible notes with derivative liabilities	298,537	126,578

Common stock issued for services, product development	-	967,911
Common stock issued for services, general and administrative	13,509	425,000
Common stock issued for services, investor relations	-	517,500
Stock options issued for services, development	1,642,735	-
Stock options issued for services, general and administrative	1,993,242	959,214
Stock options issued for services, officers and directors	4,712,263	3,612,311
Stock options issued for services, investor relations	-	478,086
Stock options issued for services, financing fees	-	287,629
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	301,978	(301,978)
Decrease in prepaid expenses and deposits	25,819	318,373
Increase in accounts payable	96,324	1,213,726
Increase in accrued liabilities	1,004,344	917,577
Increase in accrued interest	129,198	33,395
Net cash used in operating activities	(399,776)	(1,476,889)
Cash flows from investing activities:
Patent applications	(200,599)	(170,946)
Net cash used in investing activities	(200,599)	(170,946)
Cash flows from financing activities:
Proceeds from options exercise, issuance of common stock, respectively	21,000	272,789
Proceeds from issuance of convertible notes payable, 10% and 12%, respectively	250,000	78,500
Less transaction costs	(15,000)	(3,500)
Repayment of convertible note payable, 10%	(150,000)	-
Proceeds from issuance of convertible notes payable, 12% and 10%, respectively	115,500	100,000
Less transaction costs	(14,000)	(17,500)
Proceeds from issuance of convertible notes payable, 09% and 10%, respectively	135,000	165,000
Less transaction costs	(8,500)	(12,000)
Proceeds from issuance of convertible notes payable, 09% and 10%, respectively	157,500	82,500
Less transaction costs	(15,000)	(13,500)
Proceeds from issuance of convertible notes payable, 10% and 12%, respectively	107,000	88,000
Less transaction costs	(5,000)	(3,000)
Repayment of convertible notes payable, 12%	(88,000)	-
Proceeds from issuance of convertible note payable, 8.5%, amended	100,000	500,000
Less transaction costs	(2,000)	(10,000)
Repayment of note payable, 8.5%, amended	(600,000)	-
Proceeds from issuance of convertible notes payable, 12%	181,170	53,000
Less transaction costs	(30,824)	(3,000)
Repayment of convertible notes payable, 12%	(53,000)	-
(Repayment) proceeds from note payable, 6.5%	(25,457)	25,457
Proceeds from issuance of convertible notes payable, 10%	107,000	82,500
Less transaction costs	(5,000)	(13,500)
Proceeds from issuance of convertible note payable, 12%	57,750	-
Less transaction costs	(7,750)	-
Proceeds from issuance of convertible note payable, 09%	157,500	-
Less transaction costs	(15,000)	-
Proceeds from issuance of convertible note payable, 10%	86,250	-
Less transaction costs, and other respectively	(11,250)	10,366
Net cash provided by financing activities	429,889	1,382,112
Increase (decrease) in cash and cash equivalents	(170,486)	(265,723)
Cash and cash equivalents at beginning of period	448,061	713,784
Cash and cash equivalents at end of period	$277,575	$448,061

Supplemental disclosures:
Interest paid in cash	$9,022	$-
Income taxes paid	$1,810	$-
Common stock issued to retire convertible notes payable, interest and fees	$681,425	$93,266
Non-cash beneficial conversion rights & derivative liabilities related to convertible notes	$1,359,498	$297,979

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

History and Reverse Merger in January of 2017

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

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (“InterLok”; at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  Through December 31, 2017, InterLok was the only subsidiary of the Company and InterLok’s patents and line of business now are the main basis of the business of the Company on a consolidated basis.  During the year ended March 31, 2018, the Company incorporated a new wholly owned subsidiary IronClad Pipeline IC, Inc. (“Pipeline”).

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $27,967,566. The Company's working capital deficit is $5,403,654 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

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

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue in accordance with ASC 606 — Revenue From Contracts With Customers.  We recognize revenue when we have identified a contract with a customer, identify the performance obligations in the contract, determine the transaction prices, when we allocate the transaction prices to the performance obligation in the contract and we recognize revenue when or as the Company satisfies the performance in the contract. Revenues for the years ended March 31, 2019 and 2018 were recognized as services were performed and invoiced to the customer based on the standard hourly rates agreed to in the terms of the contract.

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

Earnings (Losses) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Fully-diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of fully diluted earnings per share if their effect is anti-dilutive.

Cash Equivalents

The Company considers cash, certificates of deposit, and debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at March 31, 2019and March 31, 2018

The standards under ASC 820 Fair Value Measurement define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements.  ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•Level 1. Observable inputs such as quoted prices in active markets;

•Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At March 31, 2019 and 2018 the Company did not have any assets measured at fair value other than cash and deposits.  At March 31, 2019 and 2018 the Company had conversion features embedded in its convertible notes payable.  The fair value measurement of those derivatives, using a Binomial valuation model, was $2,147,415 at March 31, 2019 and $234,138 at March 31, 2018 and is reported as derivative liability on the balance sheet.

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

Capitalization of Patent and Trademark Costs

The Company capitalizes its legal, patent agent and related filing fees and costs associated with the patents it holds and is developing.  The amounts are carried as an intangible asset in the financial statements.  The costs of the patents or trademarks are amortized ratably (expensed) over the expected useful technological or economic life of the individual assets, which the Company has determined to be ten years.  The legal life of a patent is typically about 20 years. See Note 3.

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

FASB issued standard ASU 2017-11 — Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. IronClad has early adopted this new standard in the current period and recognition of warrants with down round features were re-evaluated for compliance and an increase in valuation of $233,598 was recognized as a reduction in retained earnings.

FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard is effective for calendar years beginning after December 15, 2018; no material impact is expected from adoption of this standard.

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

Note 3.  Patents

Patents and trademarks are as follows:

	March 31, 2019	March 31, 2018
Patents and trademarks under development	$217,744	$170,946

Patents issued	153,801	398
Less accumulated amortization	(3,759)	(368)
	150,042	30

Patents, net	$367,786	$170,976

Amortization expense for intangible assets during the year ended March 31, 2019 and March 31, 2018 was $3,759 and $30, respectively.  Costs at March 31, 2019 totaling $367,786 are for $217,744 for new patents and trademarks under development (but as yet not awarded) and for $153,801 for new patents issued in December 2018 and January 2019. The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

IronClad filed fourteen patent applications during the years ended March 31, 2019 and March 31, 2018.  These pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s current and original patent portfolio included three issued and granted US patents. Each of the three original patents has expired and was written off at September 30, 2018.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

IronClad was recently granted seven patents from the United States Patent and Trademark Office (“USPTO”) from its fourteen recent patent filings, and the remaining seven now continue under routine, formal examination and review. Based on previous process and timing, IronClad expects to have the remaining seven patents granted during 2019.  International patent protection has also been filed for all fourteen of these granted and pending patents.

Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At March 31, 2019 and March 31, 2018 the Company had $0 and $37,907 on deposit in excess of the FDIC insured limit, respectively.

The Company did have a nominal exposure to a concentration of credit risk: all of our revenue was from one customer.  However, we viewed the risk was limited because of the financial strength and liquidity of the multi-billion dollar energy customer that has operated profitably for more than a century.

Note 5.  Notes Payable

2017 Convertible Note 12%

On June 26, 2017 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $78,500 with the intent of meeting certain conditions precedent to closing and funding on or before July 7, 2017.  The closing conditions were met prior to that date and the convertible note payable was closed and funded on July 6, 2017.  The Company received cash proceeds of $75,000 net of transaction costs of $3,500.  The $3,500 was recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note. $3,500 was amortized during the year ended March 31, 2018; accrued interest payable at March 31, 2018 was zero.

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

The conversion feature of the note represented an embedded derivative.  The derivative value at December 23, 2017 was determined using a Black-Scholes valuation model.  Accounting recognition of $126,578 for the fair value of the derivative liability, $73,272 (net of $4,116 of amortization) was recorded as a contra liability to the original $78,500 recorded liability of the underlying convertible note, and a $49,190 loss was recognized as a fair valuation adjustment to earnings.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Between January 10, 2018 and January 28, 2018, the note holder exercised its rights under the conversion provisions and through operation of the five conversion elections was issued, in total, 50,322 shares of stock which effectively repaid the loan balance. $73,272 was recorded as a gain on conversion during the year ended March 31, 2019

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2017	$78,500
1/10/2018	$63,500	$(15,000)	8,242	$1.82
1/12/2018	$43,500	$(20,000)	10,989	$1.82
1/18/2018	$28,500	$(15,000)	8,242	$1.82
1/23/2018	$13,500	$(15,000)	9,819	$1.53
1/25/2018	$ —	$(13,500)	13,030	$1.40
		Total	50,322

Commitment Note and Convertible Note

On August 24, 2017, IronClad entered into an Investment Agreement to establish an equity line of funding for the potential future issuance and purchase of IronClad’s shares of Class A common stock.  See Note 7.

As consideration for its commitment to purchase shares of IronClad’s Class A common stock pursuant to the Investment Agreement, IronClad issued to the counterparty of the agreement a seven-month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000.  The Commitment Note matured on March 24, 2018.  The Commitment Note is convertible into shares of IronClad’s Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default occurs solely due to the fact the Commitment Note is not retired on or before the maturity date, all or any part of the Commitment Note is convertible into shares of Class A common stock of the Company at a per share price equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

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

During the year ended March 31, 2019, $15,692 of regular interest and $79,138 of derivative liability was expensed. During the year ended March 31, 2018, $10,810 of regular interest was expensed.

On August 24, 2017, in connection with the entry into the Investment Agreement, IronClad also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount (“OID”).  The initial consideration in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

discount for the note holder’s due diligence and legal fees). The Company may make additional borrowings in such amounts and at such dates as the note holder may choose in its sole discretion. The balance of individual borrowings matures seven months from its funding date.

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

Between March 26, 2018 and February 25, 2019, the note holder exercised its rights under the conversion provisions and through operation of seven conversion elections was issued, in total, 4,588,586 shares of stock which effectively repaid the loan balance. Additionally, between March 14, 2019 and March 28, 2019, the note holder elected to convert approximately $37,698 of accrued interest into 7,683,614 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2017	165,000
3/26/2018	$155,000	$(10,000)	9,958	$1.00425
06/01/18	$135,000	$(20,000)	32,219	$0.62
07/17/2018	$115,000	$(20,000)	61,538	$0.325
8/23/2018	$105,000	$(10,000)	73,260	$0.1365
09/14/18	$85,000	$(20,000)	236,686	$0.0845
02/06/19	$45,000	$(40,000)	2,051,282	$0.0195
02/25/19	$-	$(45,000)	2,123,643	$0.02119
		Total	4,588,586

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

During the year ended March 31, 2019, $21,039 of regular interest and $155,000 of derivative liability was expensed. During the year ended March 31, 2018, $16,500 of regular interest, $27,000 of original issue discount and $138,578 of beneficial conversion was expensed.

On October 23, 2017, a second borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  An additional $6,000 of costs was incurred by IronClad relating to the Convertible Note.  Both the $7,500 and the $6,000 were recorded as discount amounts on the $82,500 note payable and amortized as interest expenses over the life of the borrowing.  The maturity date of this borrowing under the Convertible Note was also defined to be seven months from its borrowing date which is May 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $4.40 making the intrinsic value of the derivative $3.40.  The valuation of the BCF is estimated to be approximately $289,000 and is capped at $69,000, the otherwise undiscounted amount of the note payable.

Between March 14, 2019 and March 28, 2019, the holder of the note elected to convert $37,000 of principal into 8,024,179 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/18	82,500
3/14/2019	$77,500	$(5,000)	889,284	$.0056225
03/25/19	$53,500	$(24,000)	5,351,171	$0.004485
03/27/19	$49,500	$(4,000)	891,862	$0.004485
03/28/19	$45,500	$(4,000)	891,862	$0.004485
		Total	8,024,179

During the year ended March 31, 2019, $16,026 of regular interest, $20,916 of original issue discount, and $57,024 of derivative liability was expensed.  During the year ended March 31, 2018, $6,158 of regular interest, $12,136 of original issue discount and $49,449 of derivative liability was expensed.

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

During the year ended March 31, 2019, $20,606 of regular interest, $12,491 of original issue discount, $63,841 of beneficial conversion and $20,064 of derivative liability was expensed.  During the year ended March 31, 2018, $620 of regular interest, $1,009 of original issue discount and $5,159 of beneficial conversion was expensed.

2018 Convertible Notes, 12%

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

During the year ended March 31, 2019, $3,009 of regular interest, $2,302 of original issue discount and $57,990 of derivative liability was expensed. During the year ended March 31, 2018, $1,765 of regular interest and $698 of original issue discount was expensed.

The loan principal plus accrued interest, both totaling $124,268, was repaid on July 14, 2018 and the note was fully retired.

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

The conversion feature of the note represents an embedded derivative.  Once definitive pricing facts and circumstances are known later in the year regarding the market value of IronClad’s common stock at that time, the cost of that derivative will be determined using a Black-Scholes valuation model.  At the close of accounting periods subsequent to the initial valuation a redetermination of the derivative valuation will be made using an updated Black-Scholes valuation model.  Any gain or loss in the liability value will be recognized as a fair valuation adjustment to earnings. The loan principal plus accrued interest, both totaling $75,620, was repaid on August 21, 2018 and the note was fully retired.

During the year ended March 31, 2019. $2,492 of regular interest, $2,585 of original issue discount and $42,862 of derivative liability was expensed. During the year ended March 31, 2018, $558 of regular interest and $415 of original issue discount was expensed.

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

During the period ended June 30, 2018, the Company repaid $100,000 of the principal, and then redrew another $100,000. On June 30, 2018 the Company repaid $25,000.

During the period ended September 30, 2018, the Company repaid all of the outstanding principal balance of the loan, however the accrued interest remains outstanding the amount of $17,816

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Interest is to be paid annually in cash on March 1, 2019 and 2020. Outstanding interest was not paid at March 1, 2019; the Company is negotiating with the lender to issue common stock in exchange for the accrued amount of interest owed.  There is no penalty for any early principal repayments.  The Company has pledged 500,000 of its common stock as collateral under the terms of the Agreement.  In the event of default by the Company, the lender is entitled to receive one share of Company common stock for every one dollar in principle, interest, penalties, and fees that are owed and outstanding by the Company to Layer 3 Communications.

The Agreement is also supported by a personal $500,000 guarantee from an officer of the Company.  IronClad will pay a 5% guarantee fee of $25,000; $10,000 shortly after year end and the remaining $15,000 at such time as the Board of Directors determines the Company has sufficient liquidity to pay the balance owed.  The guarantee fee was reviewed and approved by the Compensation Committee of the Board which determined that the 5% fee was an appropriate market-based rate for guarantees of loans of this nature and comparable risk.

Terms of the Agreement specify the use of funds to be limited to only supporting the operations of its new service contract.  The terms of the Agreement were amended, effective June 11, 2018, to also permit the use of funds for certain new patent application filings of IronClad.

2018 Financing Note

On March 16, 2018, IronClad purchased several lines of corporate insurance coverage for a set of annual premiums that totaled $30,719.  To pay for the coverage, IronClad paid $2,631 down on the coverages and entered into a financing agreement to borrow the $28,087 balance owed for the coverage.  Interest on the loan is approximately 6% and the loan is repaid by eleven monthly principal and interest installment payments of $2,631 each.  The cost of the insurance is recorded as a prepaid asset and is being amortized monthly over the annual period of the coverages. During the period ended September 30, 2018 this note was repaid in full.

2019 New Loan Agreements including Convertible Notes

On June 26, 2018 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $250,000.  The Company received cash proceeds of $235,000 net of transaction costs of $15,000.  The $15,000 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, are identical to the initial 10% Convertible note entered into in 2017.

The note matures on December 26, 2018 and interest costs accrue on the unpaid principal balance at 10% annually until December 26, 2018, and after that if not paid at maturity interest accrues annually at 24% until the principal amount and all interest accrued and unpaid are paid.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time on or following the date of the note and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a fixed conversion price of $1.00, or an alternate variable conversion price, triggered by events such as stock splits, stock dividends or rights offerings which is 70% of a market price defined to be the lowest five day closing bid price for the Company’s common stock during the twenty-day trading period ending on the last trading day prior to exercising the conversion right. The Company will keep available authorized shares reserved, initially 3,081,854 shares, but in any event authorized shares equal to five times the number of shares that would be issuable upon full conversion of the note from time to time.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.03281 was $189,211 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to OID and transactions costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $26,014 ($250,000 net of $223,986) and will be amortized as interest expense over the life of the loan. The remaining $163,197 is expensed as financing fees.

As a commitment fee for the Note, the Company issued the holder 240,384 shares of common stock to be held in escrow until the Note is repaid. The holder will keep the shares, if the Note is not retired prior to its maturity date. The shares were valued at $165,865 and were recorded as a discount on the note and amortized through repayment of the note on November 1, 2018. Upon repayment of the note the shares were returned and the $165,865 expense was reversed

Included in the share purchase agreement was a common stock purchase warrant issued by the Company to the holder to purchase 62,500 shares of common stock at $3.00 per share, exercisable for four years. The warrants were valued at $43,121 using a Black Scholes option pricing model and were recorded as a discount on the note. The warrants included a down round feature in January 2019.

The warrant included a down round feature that would reduce the exercise price of the warrant, if the Company sold or granted any option to purchase, or sell or grant any right to reprice, or otherwise disposed of or issued common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) at an effective price per share less than the then exercise price. On January 17, 2019, the down round feature was triggered and the exercise price was reduced to $0.0195 and the number of warrants exercisable was increased to 9,615,385. As a result, the original valuation of $43,121 was increased to $164,132 and a reduction to retained earnings was recorded for the difference, similar to a dividend, in the amount of $121,011.

During the year ended March 31, 2019. $8,873 of regular interest, $58,121 of original issue discount, and $26,342 of derivative liability was expensed.

On October 11, 2018 the holder of the note converted $100,000 of the principal into 3,076,923 shares of Class A capital stock. On November 1, 2018 the Company paid off the remaining $150,000 of principal in cash.

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

The Back End Note carries the same terms as the First Note, except it may not be repaid, but only converted. The Company is under no obligation to accept the Back End Note, but may do so at its sole discretion, following 180 days from the date of the note (dated July 11, 2018). As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $131,500 that may be exchanged for cash against the Back End Note. On January 25, 2019, the holder of the note chose to cancel the Back End Note.

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

The shares to be issued are a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right. The Company will keep available authorized shares reserved, initially 1,730,000 shares, but in any event the number of reserved shares at least equals 400% of the number of shares of Company common stock issuable upon conversion of the Note. During the year ended March 31, 2019 the holder of the note elected to convert $61,425 of principal and accrued interest into common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	135,000
2/04/2019	$120,000	$(15,000)	808,303	$0.0195
03/01/2019	$111,500	$(8,500)	921,451	$0.00975
03/21/2019	$99,000	$(12,500)	2,876,192	$0.004615
03/29/2019	$77,000	$(22,000)	5,218,503	$0.004485

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

During the year ended March 31, 2019, $9,326 of regular interest, $4,029 of original issue discount, and $91,149 of derivative liability was expensed.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest one (1) trading price for the Company’s common stock during the fifteen (15) day trading period ending on the last trading day prior to the conversion date. The Company will keep available authorized shares reserved, initially 1,500,000 shares. During the year ended March 31, 2019 the holder of the note elected to convert $111,500 of principal and $4,000 of financing fees into 11,628,751 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	115,500
01/22/2019	$106,500	$(9,000)	97,371	$0.097565
02/4/2019	$91,500	$(15,000)	794,872	$0.0195
02/12/2019	$77,000	$(14,500)	769,231	$0.0195
02/20/2019	$57,500	$(19,500)	1,025,642	$0.0195
02/28/2019	$42,500	$(15,000)	1,402,715	$0.01105
03/11/2019	$30,000	$(12,500)	2,105,264	$0.006175
03/14/2019	$17,500	$(12,500)	2,312,139	$0.0056225
03/26/2019	$4,000	$(13,500)	3,121,517	$0.004485

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

During the year ended March 31, 2019, $8,470 of regular interest, $14,000 of original issue discount, and $101,500 of derivative liability was expensed.

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

The First Note matures on July 19, 2019 and interest costs accrue on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid. The Back End Note carries the same terms as the First Note, except it may not be repaid in cash, but only converted. The Company accepted the Back End Note on March 19, 2019 As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $150,000 that was exchanged for cash against the Back End Note (discussed below).

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated July 19, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.  The shares to be issued are a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

prior to exercising the conversion right. During the year ended March 31, 2019 the holder of the note elected to convert $156,500 of principal into 18,788,564 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$157,500
01/24/2019	$147,500	$(10,000)	80,972	$0.1235
02/04/2019	$132,500	$(15,000)	769,231	$0.0195
02/07/2019	$115,000	$(17,500)	897,436	$0.0195
02/20/2019	$90,000	$(25,000)	1,282,051	$0.0195
02/27/2019	$75,000	$(15,000)	1,357,466	$0.01105
03/07/2019	$60,000	$(15,000)	1,923,077	$0.0078
03/13/2019	$45,000	$(15,000)	2,667,852	$0.0056225
03/25/2019	$35,000	$(10,000)	2,229,654	$0.04485
03/26/2019	$20,937	$(14,063)	3,135,563	$0.004485
03/29/2019	$1,000	$(19,937)	4,445,262	$0.004485

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

During the year ended March 31, 2019, $8,766 of regular interest, $17,096 of original issue discount, and $142,500 of derivative liability was expensed on the First Note,

The Back End Note was accepted on March 14, 2019 and matures on July 19, 2019. Interest costs accrue on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid. The Back End Note carries the same terms as the First Note, except it may not be repaid in cash, but only converted

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated March 14, 2019) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.  The shares to be issued are a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.

The valuation of the derivative liability related to the $157,500 borrowing on the Back End Note and with an intrinsic value of $0.0096 per share is approximately $352,448 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $142,500 ($157,500 net of $15,000) and will be amortized as interest expense over the life of the loan. The remaining $209,948 is expensed as financing fees.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

During the year ended March 31, 2019, $660 of regular interest, $2,008 of original issue discount, and $19,075 of derivative liability was expensed on the Back End Note.

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

During the year ended March 31, 2019, $4,632 of regular interest, $2,164 of original issue discount, and $44,153 of derivative liability was expensed.

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

The Company will keep available authorized shares reserved, initially 6,500,000 shares. In connection with the issuance of the Note, the Company issued a common stock purchase warrant to the Holder to purchase up to 30,195 shares of the Company’s common stock at an exercise price of $3.00 per share with an exercise period of five years. The warrants were valued at $10,265 using a Black Scholes option pricing model and were recorded as a financing expense.

The warrant included a down round feature that would reduce the exercise price of the warrant, if the Company sold or granted any option to purchase, or sell or grant any right to reprice, or otherwise disposed of or issued common stock or securities entitling any person or entity to acquire shares of common stock (upon

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

conversion, exercise or otherwise) at an effective price per share less than the then exercise price. There were multiple events that triggered the down round provision, the cumulative effect reduced the exercise price to $0.004485 and the number of warrants exercisable was increased to 20,197,324. As a result, the valuation of the warrants increased to $123,067 and a reduction to retained earnings was recorded for the difference, similar to a dividend, in the amount of $112,587.

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

During the year ended March 31, 2019, $9,421 of regular interest, $17,613 of original issue discount, and $85,912 of derivative liability was expensed.

On February 14, 2019 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $57,500.  The Company received cash proceeds of $52,500 net of transaction costs of $7,750.  The $7,750 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

The note matures on February 14, 2020. Interest costs accrue on the unpaid principal balance at 12% annually until maturity, and after that if not paid, interest accrues annually at 18% until any unpaid principal amount and unpaid interest accrued are paid.

The Holder of the note, at its sole election, may convert the note into shares of common stock of Company the six month anniversary of the note, the conversion price shall be equal to 65% of the lowest trading price for the fifteen prior trading days including the day upon which a notice of conversion is received.

The conversion feature of the note represents an embedded derivative.  The valuation of the derivative liability related to the $57,750 borrowing on the Convertible Note and with an intrinsic value of $.039 per share is approximately $115,500 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $50,000 ($57,750 net of $7,750) and will be amortized as interest expense over the life of the loan. The remaining $65,500 is expensed as financing fees.

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

The Holder of the note is entitled, at any time after cash payment, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company’s common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period including the day upon which the notice of conversion is received conversion date. The Company will keep available authorized shares reserved, initially 11,551,000 shares.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The valuation of the derivative liability related to the $107,000 borrowing with an intrinsic value of $0.03099 per share is approximately $169,554 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $102,000 ($107,000 net of $5,000) and will be amortized as interest expense over the life of the loan. The remaining $67,554 is expensed as financing fees.

During the year ended March 31, 2019, $1,319 of regular interest, $616 of original issue discount, and $12,575 of derivative liability was expensed.

On March 28, 2019 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 12% convertible note payable for an aggregate principal amount of $172,500 comprised of the first note (“First Note”) being in the amount of $86,250, and the remaining note in the amount of $86,250 (a “Back End Note”). The Company received cash proceeds of $75,000 from the First Note net of transaction costs of $11,250 that included $3,750 for attorneys’ fees.

The First Note matures on March 28, 2020 and interest costs accrue on the unpaid principal balance at 12% annually until March 28, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid. The Back End Note carries the same terms as the First Note, except it may not be repaid in cash, but only converted. As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $ 78,750 that may be exchanged for cash against the Back End Note.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated March 28, 2019) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.  The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right. The Company will keep available authorized shares reserved, initially 130,000,000 shares.

The valuation of the derivative liability related to the $86,250 borrowing with an intrinsic value of $0.009 per share is approximately $112,500 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $75,000 ($86,250 net of $11,250) and will be amortized as interest expense over the life of the loan. The remaining $37,500 is expensed as financing fees.

During the year ended March 31, 2019, $86 of regular interest, $92 of original issue discount, and $615 of derivative liability was expensed.

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

The Share Exchange was treated as a reverse merger with InterLok Key Management, Inc. deemed, for accounting recognition purposes, the accounting acquirer and Butte Highlands Mining Company deemed the accounting acquiree under the acquisition method of accounting.  The reverse merger is deemed a recapitalization and the unaudited pro forma consolidated financial statements of operations represent the substantive continuation of the operations and thus the financial statements of InterLok Key Management, Inc., while the capital structure (with respect to authorized, issued and outstanding shares of preferred and common stock) of Butte Highlands Mining Company—now using the name IronClad—remains intact.

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

On March 13, 2018, the Company approved the issuance of 100,000 shares of its Class A common stock at $1.85 per share to five parties for services in the amount of about $185,000, at March 31, 2018, 55,000 shares were as yet unissued but were issued in the subsequent quarter.

During the period ended March 31, 2018, the Company approved for issue a total of 50,322 shares of Class A common stock, priced between $1.40 and $1.82, for the complete conversion of a convertible note, at March 31, 2018 13,030 were as yet unissued and are disclosed on the balance sheet as Shares to be Issued.

At the March 31, 2018 year end, there were 55,000 shares of Class A common stock that were recorded and reported as “to be issued”, those shares were issued during the three month period ended June 30, 2018.

During the three month period ended September 30, 2018, the Company approved for issuance 2,000 shares of Class A common stock priced at $0.45 for services of $900; 140,000 share of Class A common stock for the exercise of stock options priced at $0.15 per share for cash in the amount of $21,000; 61,538 shares of Class A common stock priced at $0.325 for conversion of $20,000 of convertible debt; 73,260 shares of Class A common stock priced at $0.1365 for conversion of $10,000 of convertible debt; 236,686 shares of Class A common stock priced at $0.0845 for conversion of $20,000 of convertible debt.

During the three month period ended December 31, 2018, the Company approved for issuance 50,000 shares of Class A common stock priced at $0.2 for accounts payable of $16,000; 1,210,654 shares of Class A common stock priced at $0.0826 for conversion of $100,000 of convertible debt.

During the three month period ended March 31, 2019, the Company approved for issuance:

•   80,972 shares of Class A common stock priced at $0.1235 for conversion of $10,000 of convertible debt;

•   97,371 shares of Class A common stock priced at $0.0975659 for conversion of $9,000 of convertible debt and $500 of financing fees;

•   100,000 shares of Class A common stock at a price of $0.0975659 for financing fees of $4,600;

• 2,123,643 shares of Class A common stock at a price of $0.2119 for conversion of $45,000 of convertible debt;

• 8,398,048 shares of Class A common stock at a price of $0.0195 for conversion of $162,000 of convertible debt, $1,500 of financing fees and $762 of accrued interest;

• 7,474,770 shares of Class A common stock for a cashless exercise of stock options in the amount of $43,121 and a loss on conversion of $108,806;

• 2,760,181 shares of Class A common stock at a price of $0.01105 for conversion of $30,000 of convertible debt and $500 in financing fees;

•   921,451 shares of Class A common stock at a price of $0.00975 for conversion $8,500 of convertible debt, and $484 of financing fees;

• 1,923,077 shares of Class A common stock at a price of $0.0078 for conversion of $15,000 of convertible debt;

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

• 2,105,264 shares of Class A common stock at a price of $0.006175 for conversion of $12,500 of convertible debt and $500 of financing fees;

• 8,714,984 shares of Class A common stock at a price of $0.0056225 for conversion of $32,500 of convertible debt, $500 of financing fees and $16,000 of accrued interest;

• 2,876,192 shares of Class A common stock at a price of $0.004615 for conversion of $12,500 of convertible debt and $774 of accrued interest;

•34,204,012 shares of Class A common stock at a price of $0.004485 for conversion of $111,500 of convertible debt, $500 of financing fees and $41,405 of accrued interest. Additionally,

•   240,384 shares of Class A common stock valued at $165,865 that had previously been issued as a discount on convertible debt was reversed.

•At the close of March 31, 2019 there were 20,000 shares valued at $6,400 that were recorded and reported as “to be issued”.

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

During the three-month period ended June 30, 2018 the Company awarded 122,500 stock options and warrants for services value at $123,719. All options and warrants awarded vested in the period and received full expense recognition.

During the three-month period ended December 31, 2018 the Company awarded 700,195 stock options and warrants for services value at $137,058. Of the 700,195 options and warrants awarded, 200,195 vested during the period and received full expense recognition, the remaining 500,000 options vest during subsequent quarters and will be expensed at that time.

During the three-month period ended March 31, 2019 the Company awarded 100,000 stock options and warrants for services valued at $31,994. All options and warrants awarded vested in the period and received full expense recognition.

Of the $292,771 in option expense for the year ended March 31, 2019 above, $50,000 remains to be expensed as they vest.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was one exercise of 25,000 options during 2017.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants at March 31, 2019:

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years	Vested Options*
75,000	01/16/17	$0.75	1.54%	226.01%	3.00	75,000
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00	3,000,000
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00	2,000,000
‡350,000	01/31/17	$0.15	1.19%	132.84%	1.93	‡350,000
‡100,000	02/01/17	$0.15	1.22%	134.90%	2.00	‡100,000
†100,000	03/13/17	$0.15	1.40%	144.84%	2.00	†100,000
20,000	03/21/17	$0.15	1.54%	233.07%	3.00	20,000
5,000	04/30/17	$0.75	1.45%	219.35%	3.00	5,000
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00	850,000
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00	1,000,000
80,000	05/31/17	$0.75	1.44%	196.06%	3.00	80,000
‡660,000	06/12/17	$2.50	1.64%	589.85%	4.00	230,000
5,000	06/30/17	$3.49	1.55%	197.13%	3.00	5,000
300,000	07/26/17	$3.16	1.63%	296.38%	4.00	150,000
5,000	07/31/17	$3.50	1.51%	170.61%	3.00	5,000
37,500	08/25/17	$2.50	1.62%	170.38%	3.00	37,500
25,000	08/31/17	$3.75	1.44%	170.57%	3.00	25,000
37,500	10/26/17	$4.50	1.76%	220.28%	3.00	37,500
25,000	01/25/18	$2.70	2.20%	247.35%	3.00	25,000
25,000	03/02/18	$1.80	2.52%	297.39%	3.84	25,000
400,000	03/02/18	$1.80	2.71%	369.15%	5.84	134,000
‡3,400,000	03/02/18	$1.80	2.79%	369.05%	6.84	1,601,000
350,000	03/02/18	$1.80	2.79%	395.11%	7.84	116,667
20,000	04/02/18	$1.69	2.55%	372.73%	4.75	20,000
20,000	05/01/18	$1.20	2.82%	365.73%	4.67	20,000
20,000	06/06/18	$1.14	2.81%	312.26%	4.57	20,000
270,000	10/11/18	$0.32	2.97%	361.56%	2.97	270,000
500,000	12/19/18	$0.15	2.62%	488.82%	6.4	166,667
18,530,000	Issued				Vested	10,468,334
†(25,000)	Exercised				Exercised	†(25,000)
‡(1,050,000)	Forfeited				Forfeited	‡(450,000)
17,455,000	Unexercised				Unexercised	9,993,334

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
‡†500,000	03/15/17	$0.15	1.02%	114.94%	1.40	‡†500,000
82,500	08/24/17	$3.50	1.63%	285.16%	4.00	82,500
†62,500	06/06/18	$3.00	2.69%	311.00%	4.00	†62,500
30,195	10/26/2018	$3.00	2.44	263.28%	5.00	30,195
675,195	Issued					675,195
†(193,559)	Exercised					†(193,559)
‡(368,941)	Forfeited					‡(368,941)
112,695	Outstanding					112,695

Options* and Warrants						Options and Warrants
19,205,195	Issued				Vested	11,143,529
† (218,559)	Exercised				Exercised	† (218,559)
(1,418,941)	Forfeited				Forfeited	(818,941)
17,567,695	Outstanding				Unexercised	10,106,029

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

†  On August 14, 2018 a debt holder exercised warrants for 140,000 shares of Class A common stock for $21,000 in cash.

†  On March 1, 2019 a debt holder exercised warrants for 7,474,770 shares of Class A common stock on a cashless exercise that resulted in a trigger to a down round feature and the recognition of a reduction of retained earnings of $121,011.

‡During the year ended March 31, 2019 1,410,000 options and warrants were forfeited, 810,000 as a result of expiration, 600,000 due to employee termination, and 8,941 due to other causes.  Of the 1,410,000 options and warrants that were forfeited, 600,000 had not previously vested.

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

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended March 31, 2019 and March 31, 2018 are as follows:

	March 31, 2019	March 31, 2018
Net operating losses carryforwards	$3,872,481	$2,726,760

Deferred tax asset	813,221	572,619
Valuation allowance for deferred asset	(813,221)	(572,619)
Net deferred tax asset	$-	$-

At March 31, 2019, the Company has net operating loss carryforwards of approximately $3,872,481 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from March 31, 2018 to March 31, 2019 was $240,602.

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

IronClad is subject to federal level income taxes under the jurisdiction of the US, but is not subject to income taxes at any state level except for the State of Virginia.  Tax periods that may still be subject to review by the Internal Revenue Service are the years 2016, 2017, and 2018.  The Company has not identified any aggressive tax positions.

Note 11 – Related Party Transactions

At March 31, 2019 the Company owed approximately $96,506 in accounts payable to management and related parties.

At March 31, 2018 the Company owed approximately $104,542 in accounts payable to management and related parties.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

During the year ended March 31, 2018, IronClad entered into a loan agreement to borrow up to $500,000 shares at 8.5% interest.  The Company has borrowed the full amount of the loan.  The Company has pledged 500,000 of its common stock as collateral under the terms of the Agreement.  In the event of default by the Company, the lender is entitled to receive one share of Company common stock for every one dollar in principle, interest, penalties, and fees that are owed and outstanding by the Company to the lender.

The Agreement is also supported by a personal $500,000 guarantee from the President of the Company. The Company will pay a 5% guarantee fee of $25,000; $10,000 shortly after year end and the remaining $15,000 at such time as the Board of Directors determines the Company has sufficient liquidity to pay the balance owed.  The guarantee fee was reviewed and approved by the Compensation Committee of the Board which determined that the 5% fee was an appropriate market-based rate for guarantees of loans of this nature and comparable risk.

See also Note 9 regarding stock option awards to management of the Company.

Note 12.  General and Administrative Expenses

General and administrative expenses recognized for the year ended March 31, 2019 were $2,528,688 of which $1,993,242 were recognized as compensation expenses in connection with the issuance of stock options or warrants; an additional $13,509 of expense was recognized as a result of issuing stock for consulting services ($12,609 which were recorded as professional fees).

General and administrative expenses recognized for the year ended March 31, 2018 were $2,365,482 of which $959,214 were recognized as compensation expenses in connection with the issuance of stock options or warrants; an additional $88,695 of expense was recognized as a result of issuing stock for consulting services.

Note 13.  Accounts Receivable and Revenue

Customer Service: Information Center

During the year ended March 31, 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services are to provide an array of services in support of an infrastructure project.

The $0 and $301,978 of receivables at March 31, 2019 and 2018 is for $229,745 of services rendered and the balance is for reimbursable costs incurred, approved by the customer, billed (and paid promptly subsequent to March 31, 2018).  Payment terms are for payment to be made within 30 days; the receivables were collected well within that period.  There were no billings subsequent to July 31, 2018.

In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract. Consequently, our services were discontinued effective July 28, 2018. Revenue earned and invoiced through July 28, 2018 was $200,975. The customer also elected to retain the services of the individuals previously employed by IronClad Pipeline IC, Inc. on a going forward basis. All invoiced amounts that were billed for services under the contract through the end-date of the contract were submitted, approved and paid promptly and in full by the customer. Nor further services will be provided to this customer and thus no further revenue will be earned from this customer in the foreseeable future.

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

Note 14.  Commitments and Contingencies

Subsequent to year end, complaints were filed against the Company by two contractors requesting disputed compensation.  We are answering these claims, and will defend ourselves within our legal rights.

We lease office space on a month-to-month basis.  The annual cost is less than $17,000.  We have no other leases or rental agreements.

Note 15.  Subsequent Events

Convertible Notes

On April 12, 2019 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 8% convertible note payable for an aggregate principal amount of $86,400 comprised of the first note (“First Note”) being in the amount of $43,200, and the remaining note in the amount of $43,200, (a “Back End Note”). The Company received cash proceeds of $38,000 from the First Note net of transaction costs of $5,200. The $5,200 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

The First Note matures on April 12, 2020 and interest costs accrue on the unpaid principal balance at 8% annually until February 14, 2020, and after that if not paid at maturity interest accrues annually at 24% until the principal amount and all interest accrued and unpaid are paid.

The Back End Note carries the same terms as the First Note, except it may not be repaid, but only converted. The Company is under no obligation to accept the Back End Note, but may do so at its sole discretion, following 180 days from the date of the note (dated April 12, 2019). As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $40,000 that may be exchanged for cash against the Back End Note.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated July 11, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a fixed conversion price of $0.50 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to the conversion date. The Company will keep available authorized shares reserved, initially 2,100,000 shares.

The conversion feature of the note represents an embedded derivative. The valuation of the derivative liability related to the $43,200 borrowing with an intrinsic value of $.0076 per share is approximately $76,531 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $38,000 ($43,200 net of $5,200) and will be amortized as interest expense over the life of the loan. The remaining $38,531 is expensed as financing fees.

On April 23, 2019 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $57,750.  The Company received cash proceeds of $50,000 net of

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

transaction costs of $7,750.  The $7,750 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

The note matures on April 23, 2020. Interest costs accrue on the unpaid principal balance at 12% annually until maturity, and after that if not paid, interest accrues annually at 18% until any unpaid principal amount and unpaid interest accrued are paid.

The Holder of the note, at its sole election, may convert the note into shares of common stock of the Company after the six month anniversary of the note; the conversion price shall be equal to 65% of the lowest trading price for the fifteen prior trading days including the day upon which a notice of conversion is received.

The conversion feature of the note represents an embedded derivative.  The valuation of the derivative liability related to the $57,750 borrowing on the Convertible Note and with an intrinsic value of $.025 per share is approximately $317,308 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $50,000 ($57,750 net of $7,750) and will be amortized as interest expense over the life of the loan. The remaining $267,308 is expensed as financing fees.

On May 15, 2019 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $150,000.  The Company received cash proceeds of $142,500 net of transaction costs of $7,500.  The $7,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on May 15, 2020 and interest costs accrue on the unpaid principal balance at 10% annually until May 15, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

The Holder of the note is entitled, at any time after cash payment, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period including the day upon which the notice of conversion is received conversion date. The Company will keep available authorized shares reserved, initially 61,538,000 shares.

The valuation of the derivative liability related to the $150,000 borrowing with an intrinsic value of $0.0152 per share is approximately $407,871 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $142,500 ($150,000 net of $7,500) and will be amortized as interest expense over the life of the loan. The remaining $265,371 is expensed as financing fees.

Subsequent to year end 161,707,754 shares of Class A common stock were issued to repay $432,842 of principal balances of convertible notes.

Preferred Stock, Series A

On April 12, 2019, the Board of Directors (the “Board”) ratified the amendment of the Company’s Certificate of Incorporation, effective as of April 3, 2019, upon filing a Certificate of Designation with the Secretary of State of Delaware, which sets forth the rights, preferences and privileges of the Series A Preferred Stock.  The Board also approved the issuance of 100 shares of Series A Preferred Stock with a stated value of $0.001 per share

IronClad Encryption Corporation and Subsidiaries

(Previously named Butte Highlands Mining Corporation

Notes to Consolidated Financial Statements.

for no consideration to the Company’s President pursuant to Rule 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

Except as otherwise required by law or by the Certificate of Incorporation, or by the Certificate of Designation, the outstanding shares of Series A Preferred Stock shall vote together with the shares of Common Stock and other voting securities of the Company as a single class and, regardless of the number of shares of Series A Preferred Stock outstanding and as long as at least one of such shares of Series A Preferred Stock is outstanding, shall represent eighty percent (80%) of all votes entitled to be voted at any annual or special meeting of shareholders of the Company or action by written consent of shareholders. Each outstanding share of the Series A Preferred Stock shall represent its proportionate share of the 80% which is allocated to the outstanding shares of Series A Preferred Stock.

The shares of the Series A Preferred Stock are not convertible into Common Stock of the Company. The holder of the shares will not be entitled to receive any dividends.

Complaints by Suppliers

Subsequent to year end, two separate complaints were filed against the Company by two contractors requesting disputed compensation.  We are answering these claims, and will defend ourselves within all our available legal rights.  However, the Company and its counsel are unable to estimate or evaluate the likelihood of each outcome with any degree of certainty.  See the Commitments and Contingencies footnote above.

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

•Lack of sufficient staffing and full-time personnel; incomplete segregation of duties.  Without sufficient staffing it is not possible to ensure appropriate segregation of duties between incompatible functions, and, furthermore, formalized monitoring procedures have not been established or implemented.

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of March 31, 2019 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

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

Present.

The following table sets forth the name, age, and positions and offices held within IronClad by each of our Directors as of the date of this Amendment.  There is no family relationship between or among any of the Directors and our Executive Officers.  Board of Directors vacancies are filled by a majority vote of the Board of Directors.  We have a Compensation Committee, a Nominating and Corporate Governance Committee (“CNCG Committee”) and an Audit Committee.

Name §	Position	Age
James D. McGraw	Director, Chairman, President and Chief Executive Officer	60
Jeff B. Barrett †	Director	62
John S. Reiland ‡	Director *	69
Mark A. Watson ‡	Director *	50

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

James D. McGraw.  Mr. McGraw serves as a Director and Chairman of the Board (and Principal Executive Officer).  Mr. McGraw joined the Board on January 16, 2017.  Mr. McGraw oversees IronClad’s day-to-day operations, negotiating strategic partnerships and raising growth capital. Prior to IronClad, Mr. McGraw was co-founder of Nova Biosource Fuels, Inc. where he served as its President and as a Board Member.  Mr. McGraw addressed venture capital and investment funding needs guiding the company to a successful public offering in 2006.  In this role, Mr. McGraw proved himself to be an effective champion of stockholders’ interests.

In previous roles, Mr. McGraw provided investment banking services to over 150 companies including Adtec Digital, American Rice, Blockbuster Video, Chuck E. Cheese, Dryper, DataVan, International Recovery, Republic Industries and Swift Energy.  Over his twenty-five-year career, he has held posts as founder, CEO and President in a wide range of business sectors, including oil and gas, and computer technology, and has experience in large-scale roll-ups.  Mr. McGraw holds a Secret security clearance with the U.S. Government.

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

John S. Reiland.  Mr. Reiland joined the Board of Ironclad on September 12, 2017 and is the Chairman of the Audit Committee as well as the CNCG Committee.  Mr. Reiland brings a diverse forty-year business background which has included key management positions and principal roles in public and private companies.  He has successfully navigated posts as Chief Executive Officer, Chief Financial Officer, and Chief Restructuring Officer in a variety of industries, primarily redirecting and strategically restructuring large-scale companies.

His leadership experience also includes religious nonprofits and technology companies.  For the decade up to mid-2018 Mr. Reiland served on the corporate board of directors for Flotek Industries, Inc. which earned revenue of over $175,000,000 in 2018.  Flotek is listed with and its stock trades on the New York Stock Exchange.  His Flotek board responsibilities included Chairman of the Audit Committee, and member of the Corporate Governance and Nominating Committee and of the Compensation Committee.

Mr. Reiland’s outstanding leadership won for him a nomination for the Los Angeles Business Journal Chief Financial Officer of the Year award in 2009.  He earned a B.B.A. in accounting from the University of Houston and he completed the Stanford Executive Program with the Stanford Graduate School of Business.

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

Executive Officers

James D. McGraw, 60, is the President and Chief Executive Officer and is also a Director and Chairman of the Company.  Mr. McGraw has served as Chief Executive Officer since January 6, 2017.  Information about his professional background is discussed in the section above regarding the Board of Directors.

Jeff B. Barrett, 62, joined the company on January 6, 2017 and serves as a Vice President for IronClad and is a member of Board of Directors.  He is also a co-founder of the Company.  Prior to IronClad, Mr. Barrett founded and operated Foresight Security Systems, a high-end custom electronics sales and installation company.  Over the 20 years he ran the company, he gained extensive experience in sales, marketing, management, research, analyzing, and budgeting.

Daniel M. Lerner, 64, serves as IronClad’s Chief Technology Officer and Vice President of Engineering.  He is also a co-founder of the Company.  He is responsible for all aspects of the Company’s technical developments and strategy.  Prior to IronClad, Mr. Lerner served as Chief Technology Officer for Teledrill Inc. and was responsible for all aspects of technology, including design, engineering, production and field testing.  Mr.

Lerner has extensive experience as a developer of technological products, electronics, computer software, and network security services and is an adept leader of multi-disciplinary teams in the technology industry.

He has architected data acquisition and signal processing systems and patented, designed and implemented ultra-high security data encryption.  Mr. Lerner’s previous experience as Senior Applications Engineer for Teradyne included electronic design, system program administration and sales assistance.  He received a B.S.E.E. and M.S.E.E. from La Salle University.

Len E. Walker, 48, joined the Company on January 6, 2017 and serves as IronClad’s Vice President, Secretary and General Counsel.  He has also specialized in drafting government contracts and coordinating financial and legal agreements.  He completed his twenty-year career in the United States Marine Corps as a Major and the Executive Officer and Chief-of-Staff of a USMC combat helicopter squadron, second in command of a 200-person organization with nine aircraft and equipment valued at over $100,000,000.  As the Squadron Security Manager, he was responsible for maintaining and safeguarding all classified material and equipment, as well as initiating and revoking security clearances.

As an officer and pilot in command, he flew over 3,000 hours and served five combat tours in Afghanistan and Iraq.  He was awarded the Meritorious Service Medal and Air Medal with 10 Strike Flights.  Mr. Walker earned a B.B.A. degree from Baylor University, and a Juris Doctor degree from South Texas College of Law.  He continues to hold a Top-Secret security clearance with the U.S. Government.

David G. Gullickson, 68, joined the Company on April 17, 2017 and serves as IronClad’s Vice President of Finance, Treasurer and Chief Financial Officer (and, for SEC reporting purposes, Principal Financial and Accounting Officer).  He has over twenty-five years of experience as a corporate executive officer, Chief Financial Officer or Chief Accounting Officer (and corporate Secretary) of several SEC-registered companies on each of the major U.S. (and a Canadian) exchanges and markets, as well as for companies owned by private-equity companies that planned or implemented initial and secondary public offerings.

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

Committee Assignments

The table below reflects the composition of the committees of the Board of Directors.

Name of Director	Compensation, and Corporate Governance and Nominating Committees	Audit Committee
John S. Reiland	Chairman	Chairman
Mark A. Watson	Member	Member
Jeff B. Barrett
James D. McGraw *
* Chairman of the Board.

Audit Committee

The Audit Committee of the Company reviews the adequacy of systems and procedures for preparing the financial statements and the suitability of internal financial controls.  The Audit Committee also reviews and approves the scope and performance of the Company's independent registered public accounting firm. Mr. Reiland and Mr. Watson are the members of the Audit Committee.  All committee members are independent directors.  The Audit Committee has a written charter, which the Audit Committee reviews periodically to assess its adequacy that was adopted in October 2017.  The Audit Committee charter is available at the Company's website at www.IroncladEncryption.com.  During the year ended March 31, 2018, the Audit Committee met two times.

The Board has determined that Mr. John S. Reiland, the Chairman of the Audit Committee, is an audit committee financial expert within the meaning of SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings.  Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the year ended March 31, 2019 and March 31, 2018, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, reports required by Section 16(a) of the Exchange Act.

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

Perquisites

Perquisites are determined on a case-by-case basis by the CNCG Committee.  During the year ended March 31, 2019 and year ended March 31, 2018, no executive officer received any perquisites.

How do we determine the amount for each element of executive officer compensation?

Our policy is to provide compensation packages that are competitively reasonable and appropriate for our business needs.  We consider such factors as competitive compensation packages as negotiated with our officers; evaluations of the President and Chief Executive Officer and other executive officers; achievement of performance goals and milestones as additional motivation for certain executives; officers' ability to work in relationships that foster teamwork among our executive officers; officers' individual skills and expertise; and labor market conditions.  We did not engage a third-party compensation consultant during the year ended March 31, 2019 or March 31, 2018.

During the year ended March 31, 2019 and 2018, total executive compensation consisted of base salary and option awards.  Generally, the option awards for executives are negotiated in the executive's contract, with an exercise price based on the market price on the award date.  Special option awards are also issued to executives and employees on a case-by-case basis during the year for significant achievement.  Because of the simplicity of the compensation package, there is very little interaction between decisions about the individual elements of compensation.

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

This includes compliance with Section 162(m) of the Internal Revenue Code, which limits our tax deduction for an executive's compensation to $1,000,000 unless certain conditions are met. For the fiscal years ended March 31, 2019 and March 31, 2018, the full amount of all compensation provided to all executives was tax deductible to the Company.

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

Described below are the details of the processes and procedures for the consideration and determination of executive compensation for fiscal year ended March 31, 2019, the transition period ended March 31, 2018, and fiscal year 2017.

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

Compensation Table

The following table shows salaries, bonuses, incentive awards, retirement benefits and other compensation relating to year ended March 31, 2019, March 31, 2018 for our Principal Executive Officer (“PEO”), Principal Financial Officer (“PFO”) and other executive officers.  Columns for some compensation categories for which there was no compensation have been omitted.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Award Granted ($)(1)	Option Awards Granted ($)(1)	All Other Compensation ($)	Total ($)

James D. McGraw	2019	$ 15,2500	—	—	—	$17,924	$33,174
President, PEO	2018	$ 35,000	—	—	$ 320,328	$15,018	$370,346
David G. Gullickson	2019	$ 34,750	—	—	$ 75,000	$23,891	$133,641
Vice President, PFO	2018	$ 48,750	—	—	$ 900,000	$13,438	$962,188
Len E. Walker	2019	$ 31,800	—	—	—	—	$31,800
Vice President, Secretary	2018	$ 35,000	—	—	$ 1,800,000	—	$1,835,000
Daniel M. Lerner	2019	$ 6,000	—	—	—	$17,924	$23,924
Vice President, CTO	2018	$ 44,000	—	—	$ 324,590	$15,018	$383,608
Jeff B. Barrett	2019	$ 26,500	—	—	—	$26,887	$53,387
Vice President	2018	$ 3,5000	—	—	$80,027	$22,528	$137,555

(1)  Reflects the award date fair value, computed using the Black-Scholes option pricing model for options awarded in fiscal years 2018, 2017 and 2016.  For a description of the assumptions used for purposes of determining award date fair value, see Note 9. Stock Options and Warrants to the Financial Statements included in this report.

Equity Awards

The following table shows stock awards made to the named executives in fiscal year 2019 and their outstanding equity awards as of March 31, 2019.

Outstanding Equity Awards at March 31, 2019 Fiscal Year End

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un-Exercisable (#)	Options Exercise Price ($/Share)	Options Expiration Date	Number of Shares of Stock Underlying Options That Have Not Vested (#)	Market Value of Shares of Stock Underlying Options That Have Not Vested ($) †
James D. McGraw, PEO	—	10,000,000	$1.00	*	10,000,000	$110,000
		4,000,000	$0.15	1/05/2024	2,000,000	$22,000
David G. Gullickson, PFO	—	500,000	$1.47	1/05/2024	250,000	$2,750
		500,000	$1.80	12/31/2024	333,000	$3,663
		500,000	$0.15	12/31/2024	166,667	$1,834
Len E. Walker	—	1,000,000	$0.15	1/05/2024	500,000	$5,500
		1,000,000	$1.80	12/31/2024	333,000	$3,663
Daniel M. Lerner	---	3,000,000	$0.15	1/05/2023	1,000,000	$11,000
Jeff B. Barrett	---	1,000,000	$0.15	1/05/2024	500,000	$5,500

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

†  The price at which the last stock sale occurred for the period ended March 31, 2019 was $0.011 per share.

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

Cumulative accrued and unpaid salary compensation at March 31, 2019 was $149,450.

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

Employment Agreement of Jeff B. Barrett

On August 17, 2017, we entered into an employment agreement with Mr. Barrett (the “Barrett Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. Barrett a monthly salary of $5,000, and Mr. Barrett agreed to a deferral of an additional $7,500.00 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Barrett’s annualized base salary of $150,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Barrett of all deferred salary amounts.  Mr. Barrett is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2019 was $218,000.

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

Employment Agreement of Daniel M. Lerner

On August 17, 2017, we entered into an employment agreement with Mr. Lerner (the “Lerner Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. Lerner a monthly salary of $5,000, and Mr. Lerner agreed to a deferral of an additional $11,667.00 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Lerner’s annualized base salary of $200,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Lerner of all deferred salary amounts.  Mr. Lerner is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2019 was $313,002.

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

Employment Agreement of Len E. Walker

On August 17, 2017, we entered into an employment agreement with Mr. Walker (the “Walker Employment Agreement”) effective January 6, 2017, pursuant to which we agreed to pay Mr. Walker a monthly salary of $5,000, and Mr. Walker agreed to a deferral of an additional $11,667.00 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Walker’s annualized base salary of $200,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Walker of all deferred salary amounts.  Mr. Walker is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2019 was $298,201.

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

Employment Agreement of David G. Gullickson

On August 17, 2017, we entered into an employment agreement with Mr. Gullickson (the “Gullickson Employment Agreement”) effective May 1, 2017, pursuant to which we agreed to pay Mr. Gullickson a monthly salary of $5,000, and Mr. Gullickson agreed to a deferral of an additional $13,750 per month commencing July 1, 2017 until the Board of Directors or the CNCG Committee determines when the Company is financially able to pay the full monthly amount of Mr. Gullickson’s annualized base salary of $225,000.  The Board of Directors or CNCG Committee will also determine the timing and amount of payment to Mr. Gullickson of all deferred salary amounts.  Mr. Gullickson is also eligible to participate in any annual incentive plan established by the Company.  Cumulative accrued and unpaid salary compensation at March 31, 2019 was $344,000.

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

Director Compensation for Period Ended March 31, 2019

The following table sets forth compensation amounts for our Independent Directors for the years ended March 31, 2019 and 2018.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Grants ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John S. Reiland (1)	—	—	—	—	—
Mark A. Watson (1) (3)	—	—	—	—	—
Jeff B. Barrett (1) (4)	—	—	—	—	—

(1)  During the two years ended March 31, 2019 no Director received compensation for his services.

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

The following table sets forth information about the Amended Plan as of June 15, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	27,830,000	$0.54	2,170,000

Equity compensation plans not approved by security holders	307,500	$2.04	—

Total	28,137,500	$0.68	3,000,000

The following table sets forth certain information as of July 12, 2019 with respect to the beneficial ownership of shares of common stock by (a) each person known to us that owns beneficially more than 5% of the outstanding shares of common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our executive officers and directors as a group.

Owners of more than 5% of Shares, Directors and Executive Officers:	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Director: John S. Reiland	50,000(1)	*%
Director: Mark A. Watson	1,950,000(2)	*%
Director and President: James D. McGraw	39,837,091(3)	20.6%
Director and Vice President: Jeff B. Barrett	16,900,000(4)	10.7%
Vice President: Daniel M. Lerner	7,929,000(5)	5.3%
Vice President: Len E. Walker	2,150,000(6)	1.5%
Vice President: David G. Gullickson	1,025,000(7)	0.7%
Executives Officers and Directors as a Group	† 45,841,091	† 32.3%

*    Less than 1% of class.

†    Shares in total for the group on this line exclude any shares related to the hypothetical exercise of any options outstanding; total shares of common stock issued and outstanding at March 31, 2018 were 141,707,264 (shares of Class A: 140,168,392, and Class B: 1,538,872).

(1)  This amount includes:  50,000 shares of Class A Common Stock and options to purchase 0 shares of common stock.

(2)  This amount includes:  1,950,000 shares of Class A Common Stock and options to purchase 0 shares of common stock.

(3)  This amount includes:  22,837,091 shares of Class A Common Stock and options to purchase 4,000,000 and then 10,000,000 shares of common stock.

(4)  This amount includes:  15,900,000 shares of Class A Common Stock and options to purchase 1,000,000 shares of common stock.

(5)  This amount includes:  4,929,000 shares of Class A Common Stock and options to purchase 3,000,000 shares of common stock.

(6)  This amount includes:  150,000 shares of Class A Common Stock and options to purchase 2,000,000 shares of common stock.

(7)  This amount includes:  25,000 shares of Class A Common Stock and options to purchase 1,000,000 shares of common stock.

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

The twenty-four month period expired on June 20, 2018; none of the contractual purchase rights under the agreement were ever exercised.

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

Item 14.  Principal Accounting Fees and Services

Audit, Audit-related and Other Fees

Aggregate fees for professional services rendered to the Company by Fruci & Associates II, PLLC for the years ended March 31, 2019 and 2018 were as follows:

	Years Ended
	March 31,	March 31
Item	2019	2018
Audit and audit related fees	$55,583	$54,750
Tax fees	3,080	2,800
Total	$58,663	$57,550

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
3.3

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated February 12, 2019 (incorporated by reference from Exhibit 3.3 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

3.4*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated March 19, 2019.
3.5

Certificate of Designation of the Series A Preferred Stock, dated April 3, 2019 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K (No. 000-53662) filed April 16, 2019).

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

10.25

Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2019 (incorporated by reference from Exhibit 10.25 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

10.26

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2019 (incorporated by reference from Exhibit 10.26 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

10.27*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019.
10.28*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019.
10.29*	Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019.
10.30*	Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019.
10.31*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019.
10.32*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GW Holdings Group, LLC and IronClad Encryption Corporation dated March 28, 2019.
10.33*	Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019.
10.34*	Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019.
10.35*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019.

10.36*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between LG Capital Funding, LLC and IronClad Encryption Corporation dated April 12, 2019.
10.37*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019.
10.38*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019.
10.39*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019.
10.40*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019.
10.41**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.42**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.43**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.44**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.45**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.46**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.47**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.48**

Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017 (incorporated by reference from Exhibit 10.11 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
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

IronClad Encryption Corporation

July 16, 2019	/s/ JAMES D. MCGRAW
James D. McGraw President, Director, and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 16, 2019	/s/ JAMES D. MCGRAW James D. McGraw Director and Principal Executive Officer

July 16, 2019	/s/ JEFF B. BARRETT Jeff B. Barrett Director
July 16, 2019	/s/ JOHN S. REILAND John S. Reiland Director

July 16, 2019	/s/ MARK A. WATSON Mark A. Watson Director

July 16, 2019	/s/ DAVID G. GULLICKSON David G. Gullickson Vice President, Treasurer, and Principal Financial and Accounting Officer

Exhibit Index

Exhibit Number	Description
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
3.3

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated February 12, 2019 (incorporated by reference from Exhibit 3.3 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

3.4*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated March 19, 2019.
3.5

Certificate of Designation of the Series A Preferred Stock, dated April 3, 2019 (incorporated by reference from Exhibit 3.1 of the Company’s current report on Form 8-K (No. 000-53662) filed April 16, 2019).

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

10.25

Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2019 (incorporated by reference from Exhibit 10.25 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

10.26

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2019 (incorporated by reference from Exhibit 10.26 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

10.27*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019.
10.28*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019.
10.29*	Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019.
10.30*	Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019.
10.31*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019.
10.32*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GW Holdings Group, LLC and IronClad Encryption Corporation dated March 28, 2019.
10.33*	Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019.
10.34*	Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019.
10.35*	Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019.
10.36*	Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between LG Capital Funding, LLC and IronClad Encryption Corporation dated April 12, 2019.
10.37*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019.

10.38*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019.
10.39*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019.
10.40*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019.
10.41**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.42**

Employment Agreement by and between IronClad Encryption Corporation and Jeff B. Barrett effective as of January 6, 2017 (incorporated by reference from Exhibit 10.05 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.43**

Employment Agreement by and between IronClad Encryption Corporation and Daniel M. Lerner effective as of January 6, 2017 (incorporated by reference from Exhibit 10.06 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.44**

Employment Agreement by and between IronClad Encryption Corporation and James D. McGraw effective as of January 6, 2017 (incorporated by reference from Exhibit 10.07 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.45**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.46**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.47**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.48**

Employment Agreement by and between IronClad Encryption Corporation and Randall W. Rice effective as of June 1, 2017 (incorporated by reference from Exhibit 10.11 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
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