Form 10-Q
period 2019-06-30
IRONCLAD ENCRYPTION Corp
filed 2019-08-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

or

□  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                              to

Commission file number:     000-53662

IronClad Encryption Corporation

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway 777 South Post Oak Lane, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(888) 362-7972

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	IRNC	OTCQB

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of the close of business on August 12, 2019, there were 302,975,049 shares of Class A Common Stock and 1,538,872 shares of Class B Common Stock issued and outstanding.

IronClad Encryption Corporation and Subsidiaries

Table of Contents

Part I. Financial Information3

Item 1.  Financial Statements (Unaudited)3

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations35

Item 3.  Quantitative and Qualitative Disclosures about Market Risks42

Item 4.   Controls and Procedures42

Part II – Other Information43

Item 1.   Legal Proceedings43

Item 1A. Risk Factors43

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds59

Item 3.    Defaults Upon Senior Securities.59

Item 4.    Mine Safety Disclosures59

Item 5.    Other Information.59

Item 6.    Exhibits60

Signatures63

Exhibit Index64

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Balance Sheets
	June30,	March 31,
	2019	2019
	(Unaudited)
Assets

Current assets
Cash and cash equivalents	$335,913	$277,575
Accounts receivable	-	-
Prepaid expense and deposits	31,569	29,900
Total current assets	367,482	307,475

Other assets
Patents, net	363,941	367,786

Total assets	$731,423	$675,261

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$619,079	$604,149
Accounts payable, legal fees	382,373	382,885
Accounts payable, related parties	89,773	96,506
Accrued liabilities	239,659	237,660
Accrued liabilities, payroll	1,882,110	1,686,260
Accrued interest	35,655	109,534
Convertible note payable, 10%, net	-	82,500
Convertible note payable, 10%, net	-	45,500
Convertible note payable, 12%, net	-	4,000
Convertible note payable, 10%, net	-	82,500
Convertible note payable, 09%, net	-	39,274
Convertible note payable, 09%, net	-	1,000
Convertible note payable, 10%, net	-	46,318
Convertible note payable, 12%, net	130,573	103,526
Convertible note payable, 10%, net	39,868	13,192
Convertible note payable, 12%, net	21,518	7,120
Convertible note payable, 9%, net	133,937	21,083
Convertible note payable, 9%, net	22,151	707
Convertible note payable, 9%, net	9,324	-
Convertible note payable, 10%, net	10,572	-
Convertible note payable, 10%, net	18,853	-
Convertible note payable derivative liabilities	1,389,114	2,147,415
Total current liabilities	5,024,559	5,711,129

Commitments and contingencies	-	-
Total liabilities	5,024,559	5,711,129

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 shares authorized, 100 and 0 shares issued and outstanding	0	-
Common stock, Class A, $0.001 par value 800,000,000 shares authorized, 301,876,153 and 140,168,393 shares issued and outstanding, respectively	301,876	140,168
Common stock, Class B, $0.001 par value 1,707,093 shares authorized, 1,538,872 shares issued and outstanding	1,539	1,539
Additional paid-in capital	26,369,222	22,783,591
Common shares of Class A stock to be issued	6,400	6,400
Accumulated deficit	(30,972,173)	(27,967,566)
Total stockholders’ equity (deficit)	(4,293,136)	(5,035,868)

Total liabilities and stockholders’ equity	$731,423	$675,261

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Statements of Operations
	Three Months Ended
	June 30,
	2019	2018
	(Unaudited)	(Unaudited)

Revenues	$-	$579,236

Operating expenses
Product development costs	408,587	587,073
Services	-	389,281
General and administrative	430,513	607,389
Officer and directors fees	1,388,456	1,307,855
Investor relations	51,607	49,450
Professional fees	12,406	94,015
Amortization	3,845	7
Total operating Expenses	2,295,414	3,035,070

Loss from operations	(2,295,414)	(2,455,834)

Other income (expense)
Interest income	-	1
Interest expense	(572,374)	(351,113)
Financing expense	(1,500)	(162,869)
Loss on issuance of convertible notes with derivatives	(571,210)	-
Gain (loss) on valuation of derivative liabilities	514,487	4,921
Total other income (expense)	(630,597)	(509,060)

Loss before taxes	(2,926,011)	(2,964,894)

Income taxes
Income tax benefit	-	-
Tax expense	-	-
Total income taxes	-	-

Net loss	$(2,926,011)	$(2,964,894)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)

Weighted average number of basic and diluted common stock shares	274,261,806	68,118,349

The accompanying notes are an integral part of these financial statements.

IronClad Encryption Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity (Unaudited)
	Common Stock					Subscriptions		Total
	Class A		Class B		Paid-in	Receivable or	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares To Issue	Deficit	Equity (Deficit)
Balance, March 31, 2018	66,457,071	$66,457	1,538,872	$1,539	$11,514,917	$101,750	(13,703,597)	(2,018,934)

Common stock issued for services	125,000	125	-	-	209,125	(101,750)	-	107,500
Common stock issued for debt conversions	32,219	32	-	-	44,122	-	-	44,155
Common stock issued for convertible debt	240,384	240	-	-	165,625	-	-	165,865
Stock options issued for development	-	-	-	-	559,510	-	-	559,510
Stocks options issued for services, g & a	-	-	-	-	548,077	-	-	548,077
Stock options issued for officers and directors	-	-	-	-	1,168,605	-	-	1,168,605
Stock options issued for convertible debt	-	-	-	-	43,123	-	-	43,123
Net income for period	-	-	-	-		-	(2,964,894)	(2,964,894)
Balance, June 30, 2018	66,854,674	$66,855	1,538,872	$1,539	$14,253,104	$-	$(16,668,491)	$(2,346,993)

Common stock issued for services	2,000	2	-	-	898	-	-	900
Common stock issued for debt conversions	371,484	371	-	-	49,629	-	-	50,000
Exercise of stock options	140,000	140	-	-	20,860	-	-	21,000
Stock options issued for development	-	-	-	-	562,724	-	-	562,724
Stock options issued for services, g & a	-	-	-	-	518,466	-	-	518,466
Stock options issued for officers and directors	-	-	-	-	1,181,447	-	-	1,181,447
Retirement of derivative liability	-	-	-	-	145,664	-	-	145,664
Net income for period	-	-	-	-		-	(7,656,675)	(7,656,675)
Balance, September 30, 2018	67,368,158	$67,368	1,538,872	$1,539	$16,732,792	$-	$(24,325,166)	$(7,523,467)

Common stock issued for services	50,000	50	-	-	15,950	3,200	-	19,200
Common stock issued for debt conversions	1,210,654	1,210	-	-	98,789	-	-	100,000
Stock options issued for development	-	-	-	-	562,724	-	-	562,724
Stock options issued for services, g & a	-	-	-	-	550,056	-	-	550,056
Stock option issued for officers and directors	-	-	-	-	1,206,447	-	-	1,206,447
Retirement of derivative liability	-	-	-	-	800,244	-	-	800,244
Net income for period	-	-	-	-		-	(325,172)	(325,172)
Balance, December 31, 2018	68,628,812	$68,628	1,538,872	$1,539	$19,967,003	$3,200	$(24,650,338)	$(4,609,968)

Common stock issued for services	100,000	100	-	-	4,500	3,200	-	7,800
Common stock issued for debt conversions	63,964,811	63,968	-	-	257,439	-	-	321,407
Stock options issued for development	-	-	-	-	(42,223)	-	-	(42,223)
Stock options issued for services, g & a	-	-	-	-	376,642	-	-	376,642
Stock option issued for officers and directors	-	-	-	-	1,155,764	-	-	1,155,764
Stock options issued for financing fees	-	-	-	-	10,265	-	-	10,265
Cashless exercise of warrants	7,474,770	7,473	-	-	113,536	-	-	121,009
Retirement of derivative liability	-	-	-	-	828,079	-	-	828,079
Dividend treatment, convertible note warrants	-	-	-	-	112,587	-	(233,599)	(121,012)
Net income for period	-	-	-	-	-	-	(3,083,630)	(3,083,630)
Balance, March 31, 2019	140,168,393	$140,169	1,538,872	$1,539	$22,783,591	$6,400	(27,967,567)	(5,035,868)

Common stock issued for debt conversions	161,707,755	161,708	-	-	545,970	-	-	707,677
Stock options issued for development	-	-	-	-	408,587	-	-	408,587
Stocks options issued for services, g & a	-	-	-	-	338,349	-	-	338,349
Stock options issued for officers and directors	-	-	-	-	1,168,606	-	-	1,168,606
Retirement of derivative liability	-	-	-	-	1,045,523	-	-	1,045,523
Dividend treatment, convertible note warrants	-	-	-	-	78,596	-	(78,596)	-
Net income for period	-	-	-	-	-	-	(2,926,011)	(2,926,011)
Balance, June 30, 2019	301,876,148	$301,876	1,538,872	$1,539	$26,369,222	$6,400	$(30,972,173)	$(4,293,136)

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows
	Three Months Ended
	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(2,926,011)	$(2,964,894)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	3,845	7
Amortization of notes discount amounts	35,693	13,261
Amortization of loan discount costs, BCF	-	46,887
Amortization of loan discount costs, Derivatives	337,228	257,579
Financing fees	1,500	162,869
Loss on issuance of note with derivative	571,210	-
(Gain) loss on valuation of derivative liability	(514,487)	(4,922)
Common stock issued for services, general and administrative	-	84,500
Common stock issued for services, professional fees	-	23,000
Stock options issued for services, development	408,587	559,510
Stock options issued for services, general and administrative	338,348	548,077
Stock options issued for officers and directors	1,168,606	1,168,606
Changes in assets and liabilities:
Increase in accounts receivable	-	(69,261)
Decrease (increase) in prepaids	(1,669)	13,156
Increase in accounts payable	7,685	42,500
Increase in accrued expense	197,850	64,272
Increase in accrued interest	199,453	33,058
Net cash used by operating activities	(172,162)	(21,795)

Cash flows from investing activities:
Patent applications	-	(196,942)
Net cash used by investing activities	-	(196,942)

Cash flows from financing activities:
Proceeds from issuing convertible note payable, 8%	43,200	-
Less transaction costs	(5,200)	-
Proceeds from issuing convertible note payable, 12%	57,750	-
Less transaction costs	(7,750)	-
Repayments of amended note payable, 8.5%	-	(125,000)
Proceeds from issuing amended note payable, 8.5%	-	100,000
Less transaction costs	-	(2,000)
Repayment of note 6.5%, insurance	-	(10,195)
Proceeds from issuing convertible notes payable 10%	150,000	250,000
Less transaction costs	(7,500)	(15,000)
Net cash provided by financing activities	230,500	197,805

Increase (decrease) in cash and cash equivalents	58,338	(20,932)
Cash, beginning of period	277,575	448,061
Cash, end of period	$335,913	$427,129

Supplemental Cash Flow:
Interest paid	$-	$327
Income taxes paid	$-	$-
Common stock issued to retire convertible notes	$707,677	$20,000
Beneficial conversion & derivative liability features related to notes issue	$230,500	$24,155

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Principles of Consolidation, Basis of Presentation, and Management Judgement

The accompanying consolidated financial statements include the accounts of IronClad and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.  The above unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information

Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements and the rules of the SEC.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended March 31, 2019.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the three month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $30,972,173. The Company's working capital deficit is $4,657,077 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

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

Revenue Recognition and Trade Accounts Receivable

The Company recognizes revenue in accordance with ASC 606 — Revenue From Contracts with Customers.  We recognize revenue when we have identified a contract with a customer, identify the performance obligations in the contract, determine the transaction prices, when we allocate the transaction prices to the performance obligation in the contract and we recognize revenue when or as the Company satisfies the performance We record trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts, if any, to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts.

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at June 30, 2019 and March 31, 2019.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

At June 30, 2019 and March 31, 2019 the Company had conversion features embedded in its convertible notes payable.  The fair value measurements of those derivatives, using a binomial valuation model, was $1,389,113 at June 30, 2019 and $2,147,415 at March 31, 2019 and is reported as “convertible notes payable derivative liabilities” on the balance sheet.  The derivative liabilities are measured as Level 3 items.

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

FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months.  The standard is effective for calendar years beginning after December 15, 2018; no material impact to the reporting in the financial statements of the Company is expected from the adoption of this standard.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses at the balance sheet date and for the period then ended.  We believe our

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 3.  Patents

Patents and trademarks are as follows:

	June 30, 2019	March 31, 2019
Patents and trademarks under development	$ 217,744	$ 217,744

Patents issued	153,801	153,801
Less accumulated amortization	(7,604)	(3,759)
	146,197	150,042

Patents, net	$ 363,941	$ 367,786

Amortization expense for intangible assets during the period ended June 30, 2019 and year ended March 31, 2019 was $3,845 and $3,789, respectively.  Costs at June 30, 2019 totaling $371,545 are for $217,744 for new patents and trademarks under development (but as yet not awarded) and for $153,801 for new patents issued in December 2018 and January 2019. The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

IronClad filed fourteen patent applications during the fiscal years ended March 31, 2019 and March 31, 2018.  These awarded and pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s original patent portfolio included three issued and granted US patents. Each of the three original patents had expired and was written off at September 30, 2018.

Note 4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At June 30, 2019 and March 31, 2019, the Company had $45,241 and $0 on deposit in excess of the FDIC insured limit.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5 – Related Party Transactions

At June 30, 2019 and March 31, 2019 the Company owed approximately $89,773 and $96,506 in accounts payable to management and related parties.  Of the $239,659 and $237,660 of accrued liabilities at June 30, 2019 and March 31, 2019, approximately $0 and $75,003 of those amounts are owed to the president of the Company; the costs primarily related to travel costs incurred in raising funds for the Company.

See also Note 13 regarding stock option awards to management of the Company.

Note 6.  Notes Payable

Commitment Note and Convertible Note, Equity Line with 10% Interest Rate

On August 24, 2017, IronClad entered into an Investment Agreement to establish an equity line of funding for the potential future issuance and purchase of IronClad’s shares of Class A common stock.  See Note 8.

Commitment Note, $82,500 with 10% Interest Rate.  As consideration for its commitment to purchase shares of IronClad’s Class A common stock pursuant to the Investment Agreement, IronClad issued to the counterparty of the agreement a seven-month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000.

The Commitment Note matured on March 24, 2018.  The Commitment Note was convertible into shares of IronClad’s Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default occurred solely due to the fact the Commitment Note was not retired on or before the maturity date, all or any part of the Commitment Note was convertible into shares of Class A common stock of the Company at a per share price equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

The Commitment Note was included as a financing fee expense at the date of the transaction.  The Commitment Note was to finance the $100,000 cost of the commitment fee to the counterparty of the Investment Agreement and was accordingly included in the financing fee expenses for the period ended September 30, 2017.  The amount of the commitment fee could be reduced by $35,000 or $17,500 if a registration statement registering the shares that would be issued under the equity line became effective within 90 or 135 days, respectively, of August 24, 2017.

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

During the three-month period ended June 30, 2019, $2,102 of regular interest and $42,116 of default interest was expensed. During the three-month period ended June 30, 2018, $4,114 of regular interest was expensed.

Convertible Note, Initial Consideration: $165,000 First Tranche with 10% Interest Rate. On August 24, 2017, in connection with the entry into the Investment Agreement, IronClad also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount (“OID”).  The initial consideration in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for the note holder’s due diligence and legal fees). The Company could make additional borrowings in such amounts and at such dates as

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the note holder may choose in its sole discretion. The balance of an individual borrowing matured seven months from its funding date.

The Convertible Note also had an embedded beneficial conversion feature (“BCF”) based on a stated conversion price of $1.00 per share.  The market price of a share of IronClad’s common stock at the time of the first borrowing under the note was $3.50 thus establishing an intrinsic value of $2.50 on that date.

The Company received the first borrowing for $165,000 under the Convertible Note on August 24, 2017 and net cash proceeds of $150,000 were received after deducting for the original issue discount and lender transaction costs of $15,000.  An additional $12,000 of costs was incurred by IronClad directly relating to the note.  Both the $15,000 and the $12,000 were recorded as discount amounts on the $165,000 note payable and were amortized as interest expenses over the life of the borrowing.  The maturity date of this borrowing under the note was seven months from its funding date which was March 24, 2018.

Between March 26, 2018 and February 25, 2019, the note holder exercised its rights under the conversion provisions and through the operation of seven conversion elections were issued, in total, 4,588,586 shares of stock which effectively repaid the loan balance. Additionally, between March 14, 2019 and March 28, 2019, the note holder elected to convert approximately $37,698 of accrued interest into 7,683,614 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2017	$165,000
3/26/2018	$155,000	$(10,000)	9,958	$1.00425
06/01/18	$135,000	$(20,000)	32,219	$0.62
07/17/2018	$115,000	$(20,000)	61,538	$0.325
8/23/2018	$105,000	$(10,000)	73,260	$0.1365
09/14/18	$85,000	$(20,000)	236,686	$0.0845
02/06/19	$45,000	$(40,000)	2,051,282	$0.0195
02/25/19	$-	$(45,000)	2,123,643	$0.02119
		Total	4,588,586

The valuation of the BCF related to the $165,000 borrowing on the Convertible Note and with an intrinsic value of $2.50 per share (based on a $3.50 closing price less the $1.00 per share conversion price) was approximately $424,407 using a Black-Scholes valuation model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the beneficial conversion feature formally recorded was $138,000 ($165,000 net of $27,000) and was amortized as interest expense over the life of the loan.

Derivative Liabilities on Commitment and Convertible Notes (above). On March 24, 2018 both the Commitment Note ($100,000 contractually reduced to $82,500 in 2017) and the first tranche of the 10% Convertible Note for $165,000 (less the $10,000 conversion in late March) reached their maturity dates and, except for a $10,000 conversion by Tangiers on the Convertible Note, were not repaid in cash.  Consequently both notes were in “maturity date default” and, pursuant to the terms of the loans, were convertible at the lesser of $3.25 for the Commitment Note, and $1.00 for $165,000 note or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatments for both notes.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) was approximately $79,138 using a Black-Scholes valuation model.  That amount was recorded

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the three-month period ended June 30, 2019, $0 of regular interest and $0 of derivative liability was expensed because all amounts owed relating to the note were converted as of March 1, 2019. During the three-month period ended June 30, 2018, $7,400 of regular interest, $0 of original issue discount and $155,000 of beneficial conversion was expensed.

Convertible Note, Second Tranche, $82,500 with 10% Interest Rate.  On October 23, 2017, a second borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  An additional $6,000 of costs was incurred by IronClad relating to the Convertible Note.  Both the $7,500 and the $6,000 were recorded as discount amounts on the $82,500 note payable and amortized as interest expenses over the life of the borrowing.

The maturity date of this borrowing under the Convertible Note was also defined to be seven months from its borrowing date which was May 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $4.40 making the intrinsic value of the derivative $3.40.  The valuation of the BCF was estimated to be approximately $289,000 and was capped at $69,000, the otherwise undiscounted amount of the note payable.

Between March 14, 2019 and April 22, 2019, the holder of the note elected to convert $82,500 of principal into 18,630,240 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/18	$82,500
3/14/2019	$77,500	$(5,000)	889,284	$.0056225
03/25/19	$53,500	$(24,000)	5,351,171	$0.004485
03/27/19	$49,500	$(4,000)	891,862	$0.004485
03/28/19	$45,500	$(4,000)	891,862	$0.004485
04/12/19	$22,500	$(23,000)	5,361,305	$0.00429
04/16/19	$17,517	$(4,983)	1,161,539	$0.00429
04/22/19	$-	$(17,517)	4,083,217	$0.00429
		Total	8,024,179

During the three month period ended June 30, 2019, $406 of regular interest, $0 of original issue discount, and $0 of derivative liability was expensed.  During the three month period ended June 30, 2018, $3,764 of regular interest, $20,916 of original issue discount and $23,443 of derivative liability was expensed.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note, Third Tranche, $82,500 with 10% Interest Rate.  On March 15, 2018, a third and final borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500 and an additional $6,000 of loan closing costs incurred by IronClad.  The maturity date of this borrowing under the Convertible Note was also defined to be seven months from its borrowing date which was October 24, 2018.  The market price of a share of IronClad’s common stock at the time of funding was $1.85 making the intrinsic value of the derivative $0.85.

The valuation of the BCF related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.85 per share (based on a $1.85 closing price less the $1.00 per share conversion price) is approximately $109,861 using a Black-Scholes valuation model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the beneficial conversion feature formally recorded was $69,000 ($82,500 net of $13,500) and was amortized as interest expense over the life of the loan.

During the three-month period ended June 30, 2019, $2,080 of regular interest, $0 of original issue discount, $0 of beneficial conversion and $0 of derivative liability and $134,308 of default interest was expensed.  During the three-month period ended June 30, 2018, $3,525 of regular interest, $5,930 of original issue discount and $29,205 of beneficial conversion was expensed.

Convertible Notes, Post Maturity Derivative Liabilities.  At May 23, 2018 the second tranche of the 10%  Convertible Note for $82,500 reached its maturity date and was not repaid in cash. Consequently the note was in “maturity date default” and pursuant to the terms of the loan was convertible at the lesser of $1.00 or 65% of the average lowest two trades for the prior 20 days, resulting in initial recognition for derivative treatment.

The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.6912 per share is approximately $57,024 using a Binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs). The amount was amortized as interest expense over an estimated “remaining” three month life of the already matured loan.

At June 30, 2018 the prior period’s derivative liabilities were remeasured, as the notes were still outstanding, the derivative liability was revalued using a binomial pricing model. At period end the total valuation of new derivative liabilities related to three loans was approximately $262,086 for individual valuation amounts of $67,531, $120,993 and $73,561. There was no corresponding revaluation at June 30, 2019 because the underlying notes had been converted to common stock and were no longer outstanding.

Fiscal Year Ended March 31, 2018 Notes

Convertible Note, $88,000 with 12% Interest Rate. On January 25, 2018 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $88,000.  The Company received cash proceeds of $85,000 net of transaction costs of $3,000.  The $3,000 was recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, were identical to the initial 12% Convertible note entered into in 2017 and converted earlier in January 2018.

The note matured on October 30, 2018 and interest costs accrued on the unpaid principal balance at 12% annually until October 30, 2018, and after that if not paid at maturity interest accrued annually at 22% until the principal amount and all interest accrued and unpaid were paid.

The holder of the note, at its sole election, could convert the note into shares of common stock of the Company at any time during the period beginning on the date which was one hundred and eighty days following the date of the note (dated January 25, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The shares to be issued were a function of a variable conversion price which was 65% of a market price defined to be the lowest one day closing bid price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.  The Company would keep available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time. At June 30, 2018 a derivative liability with an intrinsic value of $0.2404 was $57,990 using a binomial pricing model and was recorded as a discount to the note.

The note was repaid in mid-July, 2018; thus during the three-month period ended June 30, 2019 no interest was recorded on the note. During the three-month period ended June 30, 2018, $2,633 of regular interest and $1,025 of original issue discount was expensed.

Convertible Note, $53,000 with 12% Interest Rate.  On February 27, 2018 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $53,000.  The Company received cash proceeds of $50,000 net of transaction costs of $3,000.  The $3,000 was recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, were identical to the initial 12% Convertible note entered into in 2017 and converted earlier in January 2018.

The note matured on November 3, 2018 and interest costs accrued on the unpaid principal balance at 12% annually until November 30, 2018, and after that if not paid at maturity interest accrued annually at 22% until the principal amount and all interest accrued and unpaid were paid.

The holder of the note, at its sole election, could convert the note into shares of common stock of the Company at any time during the period beginning on the date which was one hundred and eighty days following the date of the note (dated February 27, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued were a function of a variable conversion price which was 65% of a market price defined to be the lowest one day closing bid price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.  The Company kept available authorized shares reserved, initially 289,846 shares, but in any event authorized shares equal to six times the number of shares that would be issuable upon full conversion of the note from time to time.

Derivative Liability.  The conversion feature of the note represented an embedded derivative.  The derivative liability with an intrinsic value of $0.2981 was $42,862 using a binomial pricing model and was recorded as a discount to the note. The loan principal plus accrued interest, together totaling $75,620, was repaid on August 21, 2018 and the note was fully retired.

Because the note was repaid in August, 2018 no interest was recorded on the note during the three-month period ended June 30, 2019. During the three-month period ended June 30,   2018, $1,586 of regular interest and $1,146 of original issue discount was expensed.

Working Capital Loan for Services to New Customer by IronClad Pipeline IC, Inc. with 8.5% Interest Rate.  On February 27, 2018, IronClad borrowed $255,000 gross proceeds as an initial advance on a Credit Agreement (the “Agreement”) with a lending party.  The Agreement, agreed to by both parties on February 1, 2018, enabled the Company, at its sole election, to borrow up to an aggregate amount of $500,000.  The outstanding balance of any advances accrued interest at an annual rate of 8.5%.  There was a transaction financing fee of 2% for any amount drawn under the facility.  Proceeds received net of the transaction fee were $250,000.

On March 21, 2018, IronClad borrowed an additional $245,000 gross proceeds as a second advance under the Agreement.  Proceeds received net of the transaction fee were $240,000.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the period ended June 30, 2018, the Company repaid $125,000 of the principal, and then redrew another $100,000.  The outstanding principal balance of this loan at June 30, 2018 was $475,000 and was subsequently repaid in full by a series of cash payments through September 11, 2018.

Interest is to be paid annually in cash on March 1, 2019 and 2020.  Outstanding interest of $17,816 was not paid at March 1, 2019. The Company is negotiating with the lender to issue common stock in exchange for the accrued amount of interest owed. There was no penalty for any of the early principal repayments.  The Company has pledged 500,000 of its common stock as collateral under the terms of the Agreement.  In the event of default by the Company, the lender is entitled to receive one share of Company common stock for every one dollar in principle, interest, penalties, and fees that are owed and outstanding by the Company to the lender.

The Agreement is also supported by a personal $500,000 guarantee from an officer of the Company. IronClad owed the officer a 5% guarantee fee of $25,000; $15,000 was paid shortly after June 30, 2019 and the remaining $10,000 is to be paid at such time as the Board of Directors determines the Company has sufficient liquidity to pay the balance owed.  The guarantee fee was reviewed and approved by the Compensation Committee of the Board which determined that the 5% fee was an appropriate market-based rate for guarantees of loans of this nature and comparable risk.

Terms of the Agreement specified that the uses of funds were to be limited to only supporting the operations of the service contract and loan repayment.  The terms of the Agreement were amended, effective June 11, 2018, to also permit the use of funds for certain new patent application filings of IronClad.

Insurance Financing Note with 6% Interest Rate.  On March 16, 2018, IronClad purchased several lines of corporate insurance coverage for a set of annual premiums that totaled $30,719.  To pay for the coverage, IronClad paid $2,631 down on the coverages and entered into a financing agreement to borrow the $28,087 balance owed for the coverage.  Interest on the loan was approximately 6% and the loan was to be repaid by eleven monthly principal and interest installment payments of $2,631 each.  The cost of the insurance was recorded as a prepaid asset and was amortized monthly over the annual period of the coverages.

On July 14, 2018 the outstanding loan principal balance was repaid plus accrued interest, both totaling $10,195, and the note was fully retired.

Fiscal Year Ended March 31, 2019:  New Loan Agreements including Convertible Notes

Convertible Note, $250,000 with 10% Interest Rate.  On June 26, 2018 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $250,000.  The Company received cash proceeds of $235,000 net of transaction costs of $15,000.  The $15,000 was recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note.  The general terms of the note, except for the principal amount borrowed, were nearly identical to the initial 10% Convertible note entered into in 2017.

The note matured on December 26, 2018 and interest costs accrued on the unpaid principal balance at 10% annually until December 26, 2018, and after that if not paid at maturity interest accrued annually at 24% until the principal amount and all interest accrued and unpaid were paid.

The holder of the note, at its sole election, could convert the note into shares of common stock of the Company at any time on or following the date of the Note from the and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued were a function of a fixed conversion price of $1.00 per share, or an alternate variable conversion price, triggered by events such as stock splits, stock dividends or rights offerings which is 70% of a market price defined to be the lowest five day closing bid price for the Company’s common stock during the

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

twenty-day trading period ending on the last trading day prior to exercising the conversion right.  The Company kept available authorized shares reserved, initially 3,081,854 shares, but in any event authorized shares equal to five times the number of shares that would be issuable upon full conversion of the note from time to time.

Derivative Liability.  The conversion feature of the note represented an embedded derivative.  A derivative liability with an intrinsic value of $0.03281 was $189,211 using a binomial pricing model and was calculated as a discount to the note. That amount was recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. The amount of the derivative liability formally recorded was $26,014 ($250,000 net of $223,986) and was amortized as interest expense over the life of the loan. The remaining $163,197 was expensed as financing fees at the inception of the note.

As a commitment fee for the Note, the Company issued the holder 240,384 shares of common stock to be held in escrow until the Note was repaid. The holder kept the shares, if the Note was not retired prior to its maturity date. The shares were valued at $165,865 and were recorded as a discount on the note and amortized through repayment of the note on November 1, 2018. Upon repayment of the note the shares were returned and the $165,865 expense was reversed.

Warrants and “Down Round” Feature.  Included in the share purchase agreement was a common stock purchase warrant issued by the Company to the holder to purchase 62,500 shares of common stock at $3.00 per share, exercisable for four years. The warrants were valued at $43,121 using a Black Scholes option pricing model and were recorded as a discount on the note. The warrants included a down round feature in January 2019.

The warrant included a down round feature that would reduce the exercise price of the warrant if the Company sold or granted any option to purchase, or sell or grant any right to reprice, or otherwise disposed of or issued common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) at an effective price per share less than the then exercise price. On January 17, 2019, the down round feature was triggered and the exercise price was reduced to $0.0195 and the number of warrants exercisable was increased to 9,615,385. As a result, the original valuation of $43,121 was increased to $164,132 and a reduction to retained earnings was recorded for the difference, similar to a dividend, in the amount of $121,011.

Because the note was repaid in November, 2018 no interest was recorded on the note during the three-month period ended June 30, 2019. During the three-month period ended June 30, 2018, $274 of regular interest and $328 of original issue discount was expensed.

On October 11, 2018 the holder of the note converted $100,000 of the principal into 3,076,923 shares of Class A capital stock. On November 1, 2018 the Company paid off the remaining $150,000 of principal in cash.

Convertible Note, $135,000 with 9% Interest Rate. On July 11, 2018 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 9% convertible note payable for an aggregate principal amount of $270,000 comprised of the first note (“First Note”) being in the amount of $135,000.00, and the remaining note in the amount of $135,000.00, (a “Back End Note”). The Company received cash proceeds of $126,500 from the First Note net of transaction costs of $8,500. The $8,500 was recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note.

The First Note matured on July 11, 2019 and interest costs accrued on the unpaid principal balance at 9% annually until July 11, 2019, and after that if not paid at maturity interest accrued annually at 24% until the principal amount and all interest accrued and unpaid were paid.

The Back End Note carried the same terms as the First Note, except it could not be repaid, but only converted. The Company was under no obligation to accept the Back End Note, but could do so at its sole discretion, following 180 days from the date of the note (dated July 11, 2018). As part of the SPA, the Holder

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

issued the Company a collateralized secured promissory note in the amount of $131,500 that could be exchanged for cash against the Back End Note. On January 25, 2019, the holder of the note chose to cancel the Back End Note.

The holder of the note, at its sole election, could convert the note into shares of common stock of the Company at any time during the period beginning on the date which was 180 days following the date of the note (dated July 11, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued were a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which was 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right. The Company kept available authorized shares reserved, initially 1,730,000 shares, but in any event the number of reserved shares at least equals 400% of the number of shares of Company common stock issuable upon conversion of the Note. From February 4, 2019 thru April 17, 2019 the holder of the note elected to convert $135,000 of principal and accrued interest into common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$135,000
2/04/2019	$120,000	$(15,000)	808,303	$0.0195
03/01/2019	$111,500	$(8,500)	921,451	$0.00975
03/21/2019	$99,000	$(12,500)	2,876,192	$0.004615
03/29/2019	$77,000	$(22,000)	5,218,503	$0.004485
04/04/19	$56,000	$(21,000)	4,895,105	$0.00429
04/16/19	$29,000	$(27,000)	6,293,706	$0.00429
04/17/19	$-	$(29,000)	6,759,907	$0.00429

Derivative Liability.  The valuation of the derivative liability related to the $135,000 borrowing on the First Note and with an intrinsic value of $0.54 per share was approximately $248,386 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded was $126,500 ($135,000 net of $8,500) and was amortized as interest expense over the life of the loan. The remaining $121,886 was expensed as financing fees at the inception of the note.

During the three-month period ended June 30, 2019, $(697) of regular interest, $2,375 of unamortized original issue discount, and $35,351 of unamortized derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $115,500 with 12% Interest Rate. On July 17, 2018 (transaction documents were originally dated June 29, but amended for action taken on July 17), IronClad issued a 12% convertible note (the “Convertible Note”) to a lender (the “Holder”) in an aggregate principal amount of $115,500. The Company received cash proceeds of $101,500 net of transaction costs of $14,000 that included $3,500 for attorneys’ fees. The note matured on July 18, 2019. Interest costs accrued on the unpaid principal balance at 12% annually until maturity, and after that, if not paid, interest accrued annually at 18% until any unpaid principal amount and unpaid interest accrued were paid.

IronClad Encryption Corporation and Subsidiaries

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

The shares to be issued upon conversion were a function of a variable conversion price which is 65% of a market price defined to be the lowest one (1) trading price for the Company’s common stock during the fifteen (15) day trading period ending on the last trading day prior to the conversion date. The Company kept available authorized shares reserved, initially 1,500,000 shares. From January 22, 2019 thru April 4, 2019 the holder of the note elected to convert $115,500 of principal, $4,500 of financing fees and $8,448 of accrued interest into 14,646,896 shares of Class A common stock.

The dates, shares issued, and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$115,500
01/22/2019	$106,500	$(9,000)	97,371	$0.097565
02/4/2019	$91,500	$(15,000)	794,872	$0.0195
02/12/2019	$77,000	$(14,500)	769,231	$0.0195
02/20/2019	$57,500	$(19,500)	1,025,642	$0.0195
02/28/2019	$42,500	$(15,000)	1,402,715	$0.01105
03/11/2019	$30,000	$(12,500)	2,105,264	$0.006175
03/14/2019	$17,500	$(12,500)	2,312,139	$0.0056225
03/26/2019	$4,000	$(13,500)	3,121,517	$0.004485
04/04/2019	$-	$(4,000)	932,401	$0.00429

Derivative Liability.  The valuation of the derivative liability related to the $115,500 borrowing on the Convertible Note and with an intrinsic value of $0.4751 per share was approximately $187,624 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded was $101,500 ($115,500 net of $14,000) and was amortized as interest expense over the life of the loan. The remaining $86,124 was expensed as financing fees at the inception of the note.

Convertible Note, $157,500 with 9% Interest Rate, First Note (and Back End Note).  On July 19, 2018 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 9% convertible note payable for an aggregate principal amount of $315,000 comprised of the first note (“First Note”) being in the amount of $157,500.00, and the remaining note in the amount of $157,500.00, (a “Back End Note”). The Company received cash proceeds of $142,500 from the First Note net of transaction costs of $15,000 that included $7,500 for attorneys’ fees.

The First Note matured on July 19, 2019 and interest costs accrued on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid. The Back End Note carries the same terms as the First Note, except it may not be repaid in cash, but only converted. The Company accepted the Back End Note on March 19, 2019. As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $150,000 that was exchanged for cash against the Back End Note (discussed below).

The holder of the note, at its sole election, could convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated July 19, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount,

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

if any.  The shares to be issued are a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right. From January 24, 2019 thru April 1, 2019 the holder of the note elected to convert $157,500 of principal into 19,011,529 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$157,500
01/24/2019	$147,500	$(10,000)	80,972	$0.1235
02/04/2019	$132,500	$(15,000)	769,231	$0.0195
02/07/2019	$115,000	$(17,500)	897,436	$0.0195
02/20/2019	$90,000	$(25,000)	1,282,051	$0.0195
02/27/2019	$75,000	$(15,000)	1,357,466	$0.01105
03/07/2019	$60,000	$(15,000)	1,923,077	$0.0078
03/13/2019	$45,000	$(15,000)	2,667,852	$0.0056225
03/25/2019	$35,000	$(10,000)	2,229,654	$0.04485
03/26/2019	$20,937	$(14,063)	3,135,563	$0.004485
03/29/2019	$1,000	$(19,937)	4,445,262	$0.004485
04/01/19	$-	$(1,000)	222,965	$0.004485

Derivative Liability.  The valuation of the derivative liability related to the $157,500 borrowing on the First Note and with an intrinsic value of $0.5482 per share was approximately $295,227 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded was $142,500 ($157,500 net of $15,000) and was amortized as interest expense over the life of the loan. The remaining $152,727 was expensed as financing fees at the inception of the note.

During the three-month period ended June 30, 2019, $(291) of regular interest, $0 of original issue discount, and $0 of derivative liability was expensed on the First Note, There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $157,500 with 9% Interest Rate, Back End Note. The Back End Note was accepted on March 14, 2019 and matured on July 19, 2019. Interest costs accrued on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid. The Back End Note carries the same terms as the First Note, except it may not be repaid in cash, but only by converting to common stock.

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

Derivative Liability.  The valuation of the derivative liability related to the $157,500 borrowing on the Back End Note and with an intrinsic value of $0.0096 per share was approximately $352,448 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded was $142,500 ($157,500 net of $15,000) and will be amortized as interest expense over the life of the loan. The remaining $209,948 was expensed as financing fees as of the inception date of the note.

During the three-month period ended June 30, 2019, $3,534 of regular interest, $10,748 of original issue discount, and $102,106 of derivative liability was expensed on the Back End Note. There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $107,000 with 10% Interest Rate. On October 24, 2018 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $107,000.  The Company received cash proceeds of $102,000 net of transaction costs of $5,000.  The $5,000 was recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on October 24, 2019 and interest costs accrue on the unpaid principal balance at 10% annually until October 24, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

The Holder of the note is entitled, at any time after cash payment, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to the conversion date. The Company kept available authorized shares reserved, initially 2,993,000 shares. From April 17, 2019 thru May 16, 2019 the holder of the note elected to convert $107,000 of principal into 23,378,328 shares of Class A common stock.

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$107,000
04/17/2019	$79,000	$(28,000)	6,526,807	$0.00429
04/30/2019	$47,000	$(32,000)	7,032,967	$0.00455
05/03/2019	$12,500	$(34,500)	7,582,418	$0.00455
05/16/2019	$-	$(12,500)	2,236,136	$0.005589

Derivative Liability.  The valuation of the derivative liability related to the $107,000 borrowing with an intrinsic value of $0.1759 per share was approximately $131,617 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded was $102,000 ($107,000 net of $5,000) and was amortized as interest expense over the life of the loan. The remaining $29,617 was expensed as financing fees at the inception of the note.

During the three-month period ended June 30, 2019, $816 of regular interest, $2,836 of original issue discount, and $57,847 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $181,170 with 12% Interest Rate. On October 26, 2018 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $181,170.  The Company received cash proceeds of $150,346 net of transaction costs of $30,824.  The $30,824 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matured on July 26, 2019 and interest costs accrue on the unpaid principal balance at 12% annually

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

until July 26, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

The Holder shall have the right at any time following the 180th calendar day after the issue date (October 26, 2018), and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to the conversion date.  From May 7, 2019 thru June 10, 2019 the holder of the note elected to convert $33,342 of principal into 19,011,529 shares of Class A common stock.

The dates, shares issued, and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$181,170
04/17/2019	$168,261	$(12,909)	4,361,220	$0.00296
04/30/2019	$147,828	$(20,433)	8,374,250	$0.00244

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

Warrants and “Down Round” Feature.  The warrant included a down round feature that would reduce the exercise price of the warrant, if the Company sold or granted any option to purchase, or sell or grant any right to reprice, or otherwise disposed of or issued common stock or securities entitling any person or entity to acquire shares of common stock (upon conversion, exercise or otherwise) at an effective price per share less than the then exercise price. During the year ended March 31, 2019, there were multiple events that triggered the down round provision, the cumulative effect reduced the exercise price to $0.004485 and the number of warrants exercisable was increased to 20,197,324. As a result, the valuation of the warrants increased to $123,067 and a reduction to retained earnings was recorded for the difference, similar to a dividend, in the amount of $112,587.

During the three-month period ended June 30, 2019, there were also multiple events that caused the down round feature to be triggered again. The cumulative effect reduced the exercise price to $0.0024 and the number of warrants exercisable was increased to 37,743,750.  As a result, the valuation of the warrants increased to $201,663 and a reduction to retained earnings was recorded for the difference, similar to a dividend, in the amount of $78,596.

Derivative Liability.  The valuation of the derivative liability related to the $181,170 borrowing with an intrinsic value of $0.2674 per share is approximately $220,204 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded was $150,346 ($181,170 net of $30,824) and was amortized as interest expense over the life of the loan. The remaining $69,858 was expensed as financing fees at the inception of the note.

During the three-month period ended June 30, 2019, $4,143 of regular interest, $10,275 of original issue discount, and $50,115 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note, $57,500 with 12% Interest Rate.  On February 14, 2019 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $57,500.  The Company received cash proceeds of $52,500 net of transaction costs of $7,750.  The $7,750 was recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

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

Derivative Liability.  The conversion feature of the note represents an embedded derivative.  The valuation of the derivative liability related to the $57,750 borrowing on the Convertible Note and with an intrinsic value of $.039 per share was approximately $115,500 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $50,000 ($57,750 net of $7,750) and will be amortized as interest expense over the life of the loan. The remaining $65,500 was expensed as financing fees at the inception of the note.

During the three-month period ended June 30, 2019, $1,728 of regular interest, $1,932 of original issue discount, and $12,466 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $107,000 with 10% Interest Rate.  On February 14, 2019 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $107,000.  The Company received cash proceeds of $102,000 net of transaction costs of $5,000.  The $5,000 was recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on February 14, 2020 and interest costs accrue on the unpaid principal balance at 10% annually until February 14, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

Derivative Liability.  The valuation of the derivative liability related to the $107,000 borrowing with an intrinsic value of $0.03099 per share was approximately $169,554 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded was $102,000 ($107,000 net of $5,000) and will be amortized as interest expense over the life of the loan. The remaining $67,554 was expensed as financing fees at the inception of the note.

During the three-month period ended June 30, 2019, $2,668 of regular interest, $1,247 of original issue discount, and $25,430 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note, $86,250 with 12% Interest Rate, First Note (and Back End and Collateralized Notes).  On March 28, 2019 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 12% convertible note payable for an aggregate principal amount of $172,500 comprised of the first note (“First Note”) being in the amount of $86,250, and the remaining note in the amount of $86,250 (a “Back End Note”). The Company received cash proceeds of $75,000 from the First Note net of transaction costs of $11,250 that included $3,750 for attorneys’ fees.

The First Note matures on March 28, 2020 and interest costs accrue on the unpaid principal balance at 12% annually until March 28, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid. The Back End Note carries the same terms as the First Note, except it may not be repaid in cash, but only by a conversion to Class A common stock. As part of the SPA, the Holder issued the Company a collateralized secured promissory note in the amount of $78,750 that may be exchanged for cash against the Back End Note.

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

Derivative Liability.  The valuation of the derivative liability related to the $86,250 borrowing with an intrinsic value of $0.009 per share is approximately $112,500 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $75,000 ($86,250 net of $11,250) and was amortized as interest expense over the life of the loan. The remaining $37,500 was expensed as financing fees at the inception of the note.

During the three-month period ended June 30, 2019, $2,616 of regular interest, $2,797 of original issue discount, and $18,648 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $43,200 with 8% Interest Rate, First Note (and Back End and Collateralized Notes).  On April 12, 2019 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 8% convertible note payable for an aggregate principal amount of $86,400 comprised of the first note (“First Note”) being in the amount of $43,200, and the remaining note in the amount of $43,200, (a “Back End Note”). The Company received cash proceeds of $38,000 from the First Note net of transaction costs of $5,200. The $5,200 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

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

Derivative Liability.  The conversion feature of the note represents an embedded derivative. The valuation of the derivative liability related to the $43,200 borrowing with an intrinsic value of $.0076 per share is approximately $76,531 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $38,000 ($43,200 net of $5,200) and will be amortized as interest expense over the life of the loan. The remaining $38,531 is expensed as a loss on the issuance of the note during the three month period ended June 30, 2019.

During the three-month period ended June 30, 2019, $758 of regular interest, $1,122 of original issue discount, and $8,202 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $57,750 with 12% Interest Rate.  On April 23, 2019 IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $57,750.  The Company received cash proceeds of $50,000 net of transaction costs of $7,750.  The $7,750 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

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

Derivative Liability.  The conversion feature of the note represents an embedded derivative.  The valuation of the derivative liability related to the $57,750 borrowing on the Convertible Note and with an intrinsic value of $.025 per share is approximately $317,308 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $50,000 ($57,750 net of $7,750) and will be amortized as interest expense over the life of the loan. The remaining $267,308 is expensed as a loss on the issuance of the note during the three month period ended June 30, 2019.

During the three-month period ended June 30, 2019, $1,272 of regular interest, $1,419 of original issue discount, and $9,153 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018.

Convertible Note, $150,000 with 10% Interest Rate.  On May 15, 2019 IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $150,000.  The Company received cash proceeds of $142,500 net of transaction costs of $7,500.  The $7,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on May 15, 2020 and interest costs accrue on the unpaid principal balance at 10% annually until May 15,

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

Derivative Liability.  The valuation of the derivative liability related to the $150,000 borrowing with an intrinsic value of $0.0152 per share is approximately $407,871 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability formally recorded is $142,500 ($150,000 net of $7,500) and will be amortized as interest expense over the life of the loan. The remaining $265,371 is expensed as a loss on the issuance of the note during the three month period ended June 30, 2019.

During the three-month period ended June 30, 2019, $1,917 of regular interest, $943 of original issue discount, and $17,910 of derivative liability was expensed. There was no corresponding expense during the three-month period ended June 30, 2018

Note 7. Preferred and Common Stock

Preferred Stock, Series A

On April 12, 2019, the Board of Directors (the “Board”) ratified the amendment of the Company’s Certificate of Incorporation, effective as of April 3, 2019, upon filing a Certificate of Designation with the Secretary of State of Delaware, which sets forth the rights, preferences and privileges of the Series A Preferred Stock.  The Board also approved the issuance of 100 shares of Series A Preferred Stock with a stated value of $0.001 per share for no consideration to the Company’s President pursuant to Rule 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D as promulgated by the SEC under the Securities Act.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

IronClad Encryption Corporation and Subsidiaries

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

At the close of March 31, 2019 there were 20,000 shares valued at $6,400 that were recorded and reported as “to be issued”.

During the three month period ended June 30, 2019, the Company approved for issuance:

•  2,112,711 shares of Class A common stock at a price of $.004485 for conversion of $1,000 of convertible debt and $8,476 of accrued interest.

•  5,214,962 shares of Class A common stock at a price of $.00429 for conversion of $21,000 of convertible debt and $1,372 of accrued interest.

•  3,018,145 shares of Class A common stock at a price of $.00429 for conversion of $4,000 of convertible debt, $500 of financing fees and $8,448 of accrued interest.

•  5,361,305 shares of Class A common stock at a price of $.00429 for conversion of $23,000 of convertible debt.

•  6,723,575 shares of Class A common stock at a price of $.00429 for conversion of $27,000 of convertible debt and $1,844 of accrued interest.

•  7,223,284 shares of Class A common stock at a price of $.00429 for conversion of $29,000 of convertible debt and $1,988 of accrued interest.

•10,742,597 shares of Class A common stock at a price of $.00429 for conversion of $4,983 of convertible debt and $41,103 of accrued interest.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•  6,836,159 shares of Class A common stock at a price of $.00429 for conversion of $28,000 of convertible debt and $1,327 of accrued interest.

•28,972,086 shares of Class A common stock at a price of $.00429 for conversion of $60,001 of convertible debt and $64,289 of accrued interest.

•  7,393,286 shares of Class A common stock at a price of $.00455 for conversion of $32,000 of convertible debt and $1,639 of accrued interest.

•21,214,413 shares of Class A common stock at a price of $.00455 for conversion of $40,016 of convertible debt and $59,510 of accrued interest.

•  7,975,042 shares of Class A common stock at a price of $.00455 for conversion of $34,500 of convertible debt and $1,786 of accrued interest.

•  8,333,300 shares of Class A common stock at a price of $.00296 for conversion of $12,909 of convertible debt, $500 of financing fees and $11,257 of accrued interest.

•  9,695,513 shares of Class A common stock at a price of $.00468 for conversion of $41,250 of convertible debt and $4,125 of accrued interest.

•  2,360,503 shares of Class A common stock at a price of $.005590 for conversion of $12,500 of convertible debt and $695 of accrued interest.

•19,180,871 shares of Class A common stock at a price of $.0056225 for conversion of $41,250 of convertible debt and $66,594 of accrued interest.

•  9,350,000 shares of Class A common stock at a price of $.00244 for conversion of $20,433 of convertible debt $500 of financing fees and $1,881 of accrued interest.

Note 8.  General and Administrative Expenses

General and administrative expenses recognized for the three-month period ended June 30, 2019 and June 30, 2018 were $430,516 and $607,389, respectively of which $338,348 and $548,078 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

Note 9.  Income Taxes

Federal and state income taxes are not currently due since IronClad has had losses since inception.  Because the Company provided services (discontinued after July 2018) to a customer in Virginia, IronClad was also subject to Virginia state income tax reporting through the date services were discontinued.

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

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended June 30, 2019 and March 31, 2019 are as follows:

	June 30, 2019	March 31, 2019
Net operating losses carryforwards	$4,291,650	$3,872,481

Deferred tax asset	901,247	813,221
Valuation allowance for deferred asset	(901,247)	(813,221)
Net deferred tax asset	$-	$-

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At June 30, 2019, the Company has net operating loss carryforwards of approximately $4,291,650 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from March 31, 2019 to June 30, 2019 was $88,026.

Note 10.  Share Exchange Agreement

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

Note 11.  Share Based Compensation

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 12.  Stock Options and Warrants

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

period and received full expense recognition, the remaining 500,000 options vest during subsequent quarters and will be expensed at that time.

During the three-month period ended March 31, 2019 the Company awarded 100,000 stock options and warrants for services valued at $31,994. All options and warrants awarded vested in the period and received full expense recognition.

During the three-month period ended June 30, 2019 the Company did not award any stock options or warrants.

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was one exercise of 25,000 options during 2017.  The tables below summarize the assumptions used to estimate the fair values of the options and warrants at June 30, 2019:

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 13.  Commitments and Contingencies

In the three month period ended June 30, 2019 complaints were filed against the Company by two contractors requesting disputed compensation.  We are answering these claims, and are vigorously defending our legal rights.  Because of the preliminary nature of the complaints the Company is unable to predict any likely outcome of addressing the complaints.

We rent office space on a month-to-month basis.  The annual cost is less than $17,000.  We have no other leases or rental agreements.  Because the rent is considered “short term” in the context of the Financial Accounting Standards Board’s ASU No. 2016-02, Leases (Topic 842) IronClad considers the monthly rental outside the scope of this pronouncement.

Note 14.  Subsequent Events

Subsequent to June 30, 2019 1,098,901 shares of Class A common stock were issued to repay $5,000 of convertible notes principal balances.

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

Review of Comparative Results and Liquidity; three-month period ended June 30, 2019 compared to the three-month period ended June 30, 2018.

Results of Operations

Based on the factors discussed below, the net loss attributable to common shareholders for the three-month period ended June 30, 2019, decreased by $38,883 to a net loss of $2,926,011, or $0.01 per share in 2019 from a net loss of $2,964,894, or $0.04 per share in 2018.

Three months ended June 30, 2019 compared to Three months ended June 30, 2018

Net loss.  During the three month period ended June 30, 2018, the Company had a net loss of $2,926,011 compared to a net loss of $2,964,894 during the three month period ended June 30, 2018.  This represents a decreased net loss of $38,883 during the three-month period ended June 30, 2019.  The decrease in net loss is attributable to a decrease in product development costs, general and administrative expenses, and professional fees. Many of the costs incurred were non-cash and were recognized as compensation and in connection with the issuance of IronClad common stock or stock options, warrants or derivative liabilities.

Customer Service. In February 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services were to provide an array of services in support of an infrastructure project.  Revenues during the three month period ended June 30, 2018 were $587,236.  The contract and services ended at the end of July 2018, thus, there were no revenues in the quarter ended June 30, 2019.

Expenses recognized in the three month period ended June 30, 2018 for providing the services under the contract were $389,281 and are mostly related to the salary and compensation costs of the staff of approximately ten to eleven employees.

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

Product development costs.  The $408,587 for the quarter ended June 30, 2019 and $587,073 for the quarter ended June 30, 2018 of product development costs incurred are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.  Of those amounts, $408,587 and $559,510 are related to expenses related to stock options (non-cash costs).

Officer compensation.  Compensation expenses for officers and directors fee expenses were low until they were increased on July 1, 2017.   The rates of compensation for seven of the Company’s initial employees were a uniform $5,000 per person per month in the three months ended March 31, 2017 and were increased to amounts that have averaged about $15,000 per person in mid-2017.  While the higher compensation rates do receive expense recognition, the deferred amounts in excess of $5,000 per person per month are accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Until that time, individuals were generally paid $5,000 per person per month until mid-October 2017.  Accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period and any unpaid $5,000 monthly amounts total approximately $1,788,036 at June 30, 2019 and $810,290 at June 30, 2018.

The uniform monthly compensation amounts that were being paid through much of 2017 were effectively suspended after the middle of October 2017 because of limited amounts of cash available to use for other operating costs of the company.  The $5,000 per person per month amounts that were suspended for half of October, 2017 through to January 2019 (with some ad hoc exceptions), but were nevertheless accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  The $5,000 monthly payments were made between February 2019 through June 30, 2019 (and possibly through August 30, 2019).

Accrued amounts for suspended and deferred salaries during the three-month period ended June 30, 2019 were approximately $195,850, and 145,879 at June 30, 2019 and June 30, 2018, respectively Cumulative accrued amounts for suspended and deferred salaries at June 30, 2019 and June 30, 2018 were approximately $1,788,036 and $810,290.

Stock options issued.  Of the $2,295,414 of operating expenses for the three-month period ended June 30, 2019, $1,915,541 relates to stock options and warrants issued.  This total amount for options and warrants includes $408,587 for product development expenses, $338,348 for general and administrative $1,168,606 for officers and directors.  Of the $3,035,070 of operating expenses for the three-month period ended June 30, 2018, $2,276,193 relates to stock options and warrants issued.  This total amount for options and warrants includes $559,510 for product development expenses, $548,077 for general and administrative $1,168,605 for officers and directors.

Stock grants issued.  In addition to the $2,276,193 of expenses recognized above for stock options and warrants during the three-month period ended June 30, 2018, another $6,209 of expenses was recognized for 20,000 stock grants issued awarded at a price of $1.15per share. During the three-month period ending June 30, 2019, there were no stock grants issued.

Interest expenses and financing fees.  Interest expenses and financing fee expenses increased to $572,374 during the three-month period ended June 30, 2019 compared to $351,138 during the three-month period ended June 30, 2018.  Most of the expense recognition relates to convertible notes payable, three of which were entered into during the three month period ended June 30, 2019.  See the tables below.

Summary information regarding interest expense for individual notes for the three-month period ended June 30, 2019 and 2018 are as follows:

Years ended June 30, 2019	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Default Interest	Total Expense 2019
Note, 10%, convertible	$2,102	$-	$-	$ -	$42,116	$44,218
Note, 10%, convertible	406	-	-	-	-	406
Note, 10%, convertible	2,080	-	-	-	134,308	136,388
Note, 12%, convertible	(22)	-	-	-	-	(22)
Note, 9%, convertible	(698)	2,375	-	35,351	-	37,028
Note, 9%, convertible	(291)	-	-	-	-	(291)
Note, 10%, convertible	816	2,836	-	57,847	-	61,499
Note, 12%, convertible	4,143	10,275	-	50,115	-	64,533
Note, 10%, convertible	2,668	1,247	-	25,430	-	29,345
Note, 12%, convertible	1,728	1,932	-	12,466	-	16,126
Note, 9%, convertible	3,534	10,748	-	102,106	-	116,388
Note, 12%, convertible	2,616	2,797	-	18,648	-	24,061
Note, 8%, convertible	758	1,122	-	8,202	-	10,082
Note, 12%, convertible	1,272	1,418	-	9,153	-	11,843
Note, 10%, convertible	1,917	943		17,910	-	20,770

Totals	$23,029	$35,693	$-	$337,228	$176,424	$572,374

Three Months Ended June 30, 2018	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	2018
Convertible note, 10%	$ 4,114	$-	$-	$79,138	$83,252
Convertible note, 10%	7,400	-	-	155,000	162,400
Convertible note, 10%	3,764	20,916	-	23,443	48,123
Convertible note, 12%	2,633	1,025	-	-	3,658
Note, 8.5%	11,384	-	-	-	11,384
Convertible note, 12%	1,586	1,146	-	-	2,732
Insurance, 6%	327	-	-	-	327
Convertible note, 10%	3,525	5,930	29,205	-	38,660
Convertible note, 10%	274	328	-	-	602
Totals	$ 35,007	$29,345	$29,205	$257,581	$351,138

Effective income tax rate.  Our effective tax rate for the three month period ended June 30, 2019 and June 30, 2018 was estimated to be 21%.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the annual financial statements below.

Liquidity and Capital Resources

General

Three Months Ended June 30	2019	2018
Net cash used in operating activities	$(172,162)	$(21,795)
Net cash used in investing activities	-	(196,942)
Net cash used in financing activities	230,500	197,805
Increase (Decrease) in the cash and cash equivalents	58,338	(20,932)

Cash and cash equivalents at the beginning of the period	277,575	448,061
Cash and cash equivalents at the end of the period	$335,913	$427,129

Working Capital Deficits

The Company’s working capital at June 30, 2019 was a deficit of $4,657,077 compared to working capital deficits of $5,403,654 at March 31, 2019 and $2,250,307 at June 30, 2018.  Working capital declined in the three month period ended June 30, 2019 due to increases in accrued liabilities (mostly accrued and unpaid compensation) and accrued interest on convertible notes payable (though increases in accrued interest payable were offset by paying off some accrued interest ($199,453) by the issuance of common stock in retiring some notes).

The funds raised by entering into the new notes payable described above and an increase in accounts payable and accrued liabilities for costs incurred in activities for research and product development, patent and trademark filings for our technologies, general operating activities.

As of the date of this filing the Company’s cash balances, are approximately just over 50% of the $335,913 total at June 30, 2019, and cash remains significantly less than the combined sum of its accounts payable and accrued liabilities.

As a result, absent additional cash inflows, we do not have adequate capital resources to continue to meet all of our current and future obligations as they may come due over the next quarter and next twelve months.

No assurance can be given that any of these actions can be completed.

Sources and Uses

Net cash used in operating activities was $172,163 during three-month period ended June 30, 2019 compared with $20,932 during the three-month period ended June 30, 2018.  The uses of cash for operations are described above in the discussions of results of operations.

Cash flow used by investing activities was $0 for the three-month period ended June 30, 2019 and $196,942 for the three-month period ended June 30, 2018. The costs in 2018 relate directly to new patent applications and related filing costs.

Cash flow from financing activities was $230,500 for the three-month period ended June 30, 2019, compared to $197,805 for the three-month period ended June 30, 2018.  The elements of the cash sources for the three-month period ended June 30, 2019 relate to  three convertible note placements: $43,200  ($38,000 of proceeds net of $5,200 loan discount and closing costs), $57,750 ($50,000 of proceeds net of $7,750 loan discount and closing costs) and $150,000 ($140,500 net of proceeds net of $7,500 loan discount and closing costs).

The elements of the net cash source for the cash raised during the quarter ended June 30, 2018 related to one convertible note placement and a draw on the amended working loan agreement for operations in our subsidiary.  Gross loan amounts were $250,000 ($235,000 proceeds net of $15,000 loan discount and closing costs) and $100,000 ($98,000 proceeds net of $2,000 loan discount costs).  Prior to the draw on the amended loan agreement the company had repaid $125,000 of principal on the original loan amounts totaling $500,000.

Since June 20, 2017 the Company has entered into approximately 21 note agreements of which 19 are convertible (3 were entered into in the three month period ending June 30, 2019).  Of the notes 8 (all convertible) are outstanding at June 30, 2019.  In conjunction with the convertible notes, the company recognized an additional 21 derivative liabilities, 8 of which are still outstanding.

As a net result of all cash flow activities, cash increased by $58,338 during the three-month period ended June 30, 2019.  The Company had cash of $335,913 as of June 30, 2019.  Cash at the beginning of the period at March 31, 2019 was $277,575.

Private Equity Line Established:  The Investment Agreement dated August 24, 2017

On August 24, 2017, we entered into an Investment Agreement with Tangiers Global, LLC (“Tangiers”) as the agreement’s counterparty, for the potential future issuance and purchase of shares of our Class A common stock.  The Investment Agreement established what is sometimes termed a “private equity line” of funding or an equity drawdown facility.  In general, the private equity line provided that Tangiers has committed to purchase, from time to time over a 36-month period, shares of our Class A common stock for cash consideration of up to an aggregate of $5,000,000, subject to certain conditions and restrictions.  In connection with the Investment Agreement, we entered into a Registration Rights Agreement with Tangiers.

Shares of Class A common stock issued to Tangiers under the Investment Agreement were issued pursuant to an exemption from registration under the Securities Act of 1933, as amended.  Pursuant to the Registration Rights Agreement, we filed a registration statement covering the possible resale by Tangiers of the shares that we issued to Tangiers under the Investment Agreement.  Through the prospectus Tangiers could offer to the public for resale shares of our Class A common stock that we issued to Tangiers pursuant to the Investment Agreement.  The effectiveness of the registration statement was a condition precedent to our ability to sell shares of Class A common stock to Tangiers under the Investment Agreement.

The purchase price of these shares was at a discount to the volume weighted average price or if none, the lowest closing bid price, of the Class A common stock during a designated pricing period following a draw down request.  The formulas for determining the actual draw down amounts, the number of shares we issue to Tangiers and the purchase price per share paid by Tangiers were described in more detail in the agreement.

As consideration for its commitment to purchase shares of our Class A common stock pursuant to the Investment Agreement, we issued to Tangiers a 7-month 10% convertible promissory note (the “Commitment Note”) in the principal amount of $100,000 (subsequently reduced automatically to $82,500 after our S-1 became effective on December 18, 2017).  The Commitment Note was convertible into shares of our Class A common stock at the fixed price of $3.25 per share; provided, however, that at any time and from time to time after a default occurs solely due to the fact the Commitment Note was not retired on or before the maturity date, all or any part of the Commitment Note was convertible into shares of our Class A common stock of the Company at a per share equal to the lower of: (a) $3.25 or (b) 65% of the average of the two lowest per share trading prices of the Class A common stock during the twenty consecutive trading days prior to the conversion date.

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

In connection with the issuance of the Convertible Note, the Company also issued to Tangiers a common stock purchase warrant (the “Warrant”) to purchase up to 82,500 shares of our Class A common stock. The Warrant was exercisable at a price of $3.00 per share.

The Investment Agreement did not prohibit the Company from conducting additional debt or equity financings, other than financings similar to the Investment Agreement and debt financings convertible into equity.

Critical Accounting Policies

In Note 2 to the unaudited financial statements for the three month period ended June 30, 2019 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

IronClad had early adopted this new standard in the three month period ended June 30, 2018 and recognition of expenses for outstanding options were re-evaluated for compliance and have been recognized on a straight line basis through final vesting of the respective options.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

All of our transactions are within the United States of America, our functional currency is the US dollar and consequently we have no exposure to risks associated with foreign currencies  We do not believe our exposure to these or similar financial instrument market risks to be material.

Item 4.  Controls and Procedures

a)  Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result, it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of June 30, 2019.

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

b)  Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2019.  During the quarter ended September 30, 2017 a new director joined the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of June 30, 2019 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

Part II – Other Information

Item 1.  Legal Proceedings

 None

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through June 30, 2019 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

The Company, formerly named Butte Highlands Mining Company, was incorporated on May 3, 1929 for the purpose of mining.  On January 6, 2017, Butte completed an exchange of shares of Butte’s Class A common stock for 100% of the capital stock of InterLok and changed Butte’s business focus from mining to patented encryption technology.  Except for the modest operations of its new subsidiary, IronClad Pipeline IC, Inc. (formed in February 2018), the Company and its other wholly-owned subsidiary, InterLok, have no recent profitable operating history upon which an evaluation of our future success or failure can be made.  Its business conducted through was IronClad Pipeline IC, Inc. subsidiary, the Company’s only source of revenues to date, and wound down the operations of that subsidiary after July 31, 2018.

One large element of the losses incurred through June 30, 2019 are a result of costs recognized and incurred from the issuance of stock options, stock grants, re-incorporation between states, and legal and accounting costs.  We have had modest revenues in the past and no profits, and have limited current prospects for future new revenues.  Our ability to achieve and maintain profitability and positive cash flow in the future will depend on:

•our ability to sell encrypted software licenses and related hardware and services,

•our ability to generate revenues and positive cash flows from the sale of encrypted software, services and hardware, and

•our ability to manage development and operating costs.

Based on current plans, we expect to incur operating losses and negative cash flows from consolidated operations in future periods.  This will happen because the costs and expenses associated with the research and development of encryption applications are likely to exceed operating revenues, if any, in the near future.  As a result, we may not generate sufficient revenues, profits or positive net cash flows in the future.  Failure to generate significant revenues or positive cash flows from operating activities could cause us to suspend or cease operations.

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

For the three month period ending June 30, 2019 and the last three fiscal years we have incurred net losses of $2,926,011 in the three month period ended June 30, 2019, $14,030,370 in the fiscal year ended March 31, 2019 and $11,271,452 in fiscal year ended March 31, 2018.  As a result, we have an accumulated deficit of $30,972,172 as of June 30, 2019.  We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our product and service offerings, establish an end-customer base, our sales channels, our operations, hire additional employees, and continue to develop our technology.  These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

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

Furthermore, customers that might purchase our platform may have no contractual obligation to renew their subscriptions and support and maintenance services after the initial contract period, and given our limited operating history, we may not be able to accurately predict our renewal rates.  Any customer renewal rates may decline or fluctuate as a result of a number of factors, including the level of their satisfaction with our platform, our customer support, customer budgets and the pricing of our platform compared with the products and services offered by our competitors.

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
3.3

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated February 12, 2019 (incorporated by reference from Exhibit 3.3 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019.)

3.4

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated March 19, 2019. (incorporated by reference from Exhibit 3.4 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

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

10.25

Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018 (incorporated by reference from Exhibit 10.25 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

10.26

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018 (incorporated by reference from Exhibit 10.26 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February, 2019).

10.27

Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019. (incorporated by reference from Exhibit 10.27 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.28

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019. (incorporated by reference from Exhibit 10.28 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.29

Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019. (incorporated by reference from Exhibit 10.29 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.30

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019. (incorporated by reference from Exhibit 10.30 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.31

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019. (incorporated by reference from Exhibit 10.31 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.32

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GW Holdings Group, LLC and IronClad Encryption Corporation dated March 28, 2019. (incorporated by reference from Exhibit 10.32 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.33

Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019. (incorporated by reference from Exhibit 10.33 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.34

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019. (incorporated by reference from Exhibit 10.34 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.35

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019. (incorporated by reference from Exhibit 10.35 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.36

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between LG Capital Funding, LLC and IronClad Encryption Corporation dated April 12, 2019. (incorporated by reference from Exhibit 10.36 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.37

Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019. (incorporated by reference from Exhibit 10.37 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.38

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019. (incorporated by reference from Exhibit 10.38 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.39

Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019. (incorporated by reference from Exhibit 10.39 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.40

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019. (incorporated by reference from Exhibit 10.40 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

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

Dated:  August 19, 2019

  /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  August 19, 2019

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
3.3

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated February 12, 2019 (incorporated by reference from Exhibit 3.3 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019.)

3.4

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated March 19, 2019. (incorporated by reference from Exhibit 3.4 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

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

10.25

Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018 (incorporated by reference from Exhibit 10.25 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February 19, 2019).

10.26

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and One44 Capital, LLC dated February 14, 2018 (incorporated by reference from Exhibit 10.26 of the Company’s quarterly report on Form 10-Q (No. 000-53662 filed February, 2019).

10.27

Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019. (incorporated by reference from Exhibit 10.27 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.28

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated February 14, 2019. (incorporated by reference from Exhibit 10.28 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.29

Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019. (incorporated by reference from Exhibit 10.29 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.30

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019. (incorporated by reference from Exhibit 10.30 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.31

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GW Holdings Group, LLC dated March 28, 2019. (incorporated by reference from Exhibit 10.31 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.32

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between GW Holdings Group, LLC and IronClad Encryption Corporation dated March 28, 2019. (incorporated by reference from Exhibit 10.32 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.33

Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019. (incorporated by reference from Exhibit 10.33 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.34

Convertible Promissory Note “First Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019. (incorporated by reference from Exhibit 10.34 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.35

Convertible Promissory Note “Back End Note” pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and LG Capital Funding, LLC dated April 12, 2019. (incorporated by reference from Exhibit 10.35 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.36

Collateralized Secured Promissory Note pursuant to Securities Purchase Agreement by and between LG Capital Funding, LLC and IronClad Encryption Corporation dated April 12, 2019. (incorporated by reference from Exhibit 10.36 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.37

Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019. (incorporated by reference from Exhibit 10.37 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.38

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Morningview Financial, LLC dated April 23, 2019. (incorporated by reference from Exhibit 10.38 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.39

Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019. (incorporated by reference from Exhibit 10.39 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

10.40

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Capital Funding, LLC dated May 15, 2019. (incorporated by reference from Exhibit 10.40 of the Company’s annual report on Form 10-K (No. 000-53662) filed July 16, 2019).

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