Form 10-Q
period 2019-09-30
IRONCLAD ENCRYPTION Corp
filed 2019-11-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2019

or

☐ TRANSITION REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                              to

Commission file number:     000-53662

IronClad Encryption Corporation

(Exact name of registrant as specified in its charter)

Delaware	81-0409475
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Riverway, 777 South Post Oak Lane, Suite 1700, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

(888) 362-7972

(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, Class A, $0.001 par value	IRNC	OTCIQ

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

     1,422,089,894 shares of Class A Common Stock, and

            1,538,872 shares of Class B Common Stock were issued and outstanding as of the close of business on October 24, 2019.

IronClad Encryption Corporation and Subsidiaries

Part I. Financial Information3

Item 1. Financial Statements3

Item 2.  Management’s Discussion and Analysis of Financial condition and Results of Operations39

Item 3.  Quantitative and Qualitative Disclosures about Market Risks46

Item 4. Control and Procedures46

Part II. Other Information48

Item 1.  Legal Proceedings48

Item 1A. Risk Factors48

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds 64

Item 3.  Defaults Upon Senior Securities64

Item 4.  Mine Safety Disclosures65

Item 5. Other Information65

Signatures69

Exhibits70

Part I. Financial Information

Item 1. Financial Statements

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Balance Sheets
		September 30,	March 31,
		2019	2019
Assets		(Unaudited)
	Current assets
	Cash and cash equivalents	$150,469	$277,575
	Accounts receivable	-	-
	Prepaid expenses and deposits	32,820	29,900
	Total current assets	183,289	307,475

	Other assets
	Patents, net	401,496	367,786

	Total assets	$584,785	$675,261

Liabilities and Stockholders' Equity (Deficit)
	Current liabilities
	Accounts payable	$707,864	$604,149
	Accounts payable, legal fees	382,373	382,885
	Accounts payable, related parties	73,600	96,506
	Accrued liabilities	237,659	237,660
	Accrued liabilities, payroll	2,082,460	1,686,260
	Accrued interest	65,198	109,534
	Convertible note payable, net, 10%	-	82,500
	Convertible note payable, net, 10%	-	45,500
	Convertible note payable, net, 10%	-	82,500
	Convertible note payable, net, 12%	-	4,000
	Convertible note payable, net, 9%	-	39,274
	Convertible note payable, net, 9%	-	1,000
	Convertible note payable, net, 10%	-	46,318
	Convertible note payable, net, 12%	147,828	103,526
	Convertible note payable, net, 10%	66,838	13,192
	Convertible note payable, net, 12%	36,074	7,120
	Convertible note payable, net, 9%	157,500	21,083
	Convertible note payable, net, 12%	43,832	707
	Convertible note payable, net, 8%	20,184	-
	Convertible note payable, net, 12%	25,088	-
	Convertible note payable, net, 10%	56,557	-
.	Derivative liabilities on convertible notes payable	1,013,344	2,147,415
	Total current liabilities	5,116,399	5,711,129
	Commitments and contingencies	-	-
	Total liabilities	5,116,399	5,711,129
	Stockholders' equity (deficit)
	Preferred stock, $0.001 par value, 20,000,000 shares authorized; 100 and 0 shares issued and outstanding	0	-
	Common stock, Class A, $0.001 par value, 6,000,000,000 shares authorized; 301,906,148 and 140,168,393 shares issued and outstanding, respectively	301,906	140,168
	Common stock, Class B, $0.001 par value, 1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539
	Additional paid-in capital	28,223,789	22,783,591
	Common shares of Class A stock to be issued	-	6,400
	Accumulated deficit	(33,058,848)	(27,967,566)
	Total stockholders' equity (deficit)	(4,531,614)	(5,035,868)

	Total liabilities and stockholders' equity	$584,785	$675,261

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$200,975	$-	$780,211

Operating expenses
Product development cost	347,348	562,724	755,935	1,149,797
Services	-	148,644	-	537,925
General and administrative	403,118	687,340	833,631	1,294,729
Officer and director fees	1,401,297	1,341,749	2,789,753	2,649,604
Investor relations	45,891	81,770	97,498	131,220
Professional fees	41,511	56,116	53,917	150,131
Amortization	3,845	23	7,690	30
Total operating expenses	2,243,010	2,878,366	4,538,424	5,913,436

Loss from operations	(2,243,010)	(2,677,391)	(4,538,424)	(5,133,225)

Other income (expense)
Interest income	-	-	-	1
Interest expense	(208,036)	(436,370)	(780,410)	(787,483)
Financing fees	(11,400)	(360,737)	(12,900)	(523,606)
Loss on issuance of convertible notes with derivatives	-	-	(571,210)	-
Gain (loss) on valuations of derivative liabilities	375,771	(4,131,112)	890,258	(4,126,191)
Prepayment penalties, (loss on conversion)	-	(51,065)	-	(51,065)
Total other income (expense)	156,335	(4,979,284)	(474,262)	(5,488,344)

Loss before taxes	(2,086,675)	(7,656,675)	(5,012,686)	(10,621,569)

Income taxes
Income tax benefit	-	-	-	-
Income tax expense	-	-	-	-
Total income tax benefit (expense)	-	-	-	-

Net loss	$(2,086,675)	$(7,656,675)	$(5,012,686)	$(10,621,569)

Net loss per common share, basic and diluted	$(0.01)	$(0.11)	$(0.02)	$(0.16)

Weighted average number of common stock shares outstanding, basic and diluted	303,441,687	68,677,936	288,851,746	68,438,282

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity (Unaudited)
	Common Stock					Subscriptions		Total
	Class A		Class B		Paid-in	Receivable or	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares To Issue	Deficit	Equity (Deficit)

Balance, March 31, 2018	66,457,071	$66,457	1,538,872	$1,539	$11,514,917	$101,750	(13,703,597)	(2,018,934)

Common stock issued for services	125,000	125	-	-	209,125	(101,750)	-	107,500
Common stock issued for debt conversions	32,219	32	-	-	44,122	-	-	44,155
Common stock issued for convertible debt	240,384	240	-	-	165,625	-	-	165,865
Stock options issued for development	-	-	-	-	559,510	-	-	559,510
Stocks options issued for services, g & a	-	-	-	-	548,077	-	-	548,077
Stock options issued for officers and directors	-	-	-	-	1,168,605	-	-	1,168,605
Stock options issued for convertible debt	-	-	-	-	43,123	-	-	43,123
Net income for period	-	-	-	-		-	(2,964,894)	(2,964,894)
Balance, June 30, 2018	66,854,674	$66,855	1,538,872	$1,539	$14,253,104	$-	$(16,668,491)	$(2,346,993)

Common stock issued for services	2,000	2	-	-	898	-	-	900
Common stock issued for debt conversions	371,484	371	-	-	49,629	-	-	50,000
Exercise of stock options	140,000	140	-	-	20,860	-	-	21,000
Stock options issued for development	-	-	-	-	562,724	-	-	562,724
Stock options issued for services, g & a	-	-	-	-	518,466	-	-	518,466
Stock options issued for officers and directors	-	-	-	-	1,181,447	-	-	1,181,447
Retirement of derivative liability	-	-	-	-	145,664	-	-	145,664
Net income for period	-	-	-	-		-	(7,656,675)	(7,656,675)
Balance, September 30, 2018	67,368,158	$67,368	1,538,872	$1,539	$16,732,792	$-	$(24,325,166)	$(7,523,467)

Common stock issued for services	50,000	50	-	-	15,950	3,200	-	19,200
Common stock issued for debt conversions	1,210,654	1,210	-	-	98,789	-	-	100,000
Stock options issued for development	-	-	-	-	562,724	-	-	562,724
Stock options issued for services, g & a	-	-	-	-	550,056	-	-	550,056
Stock option issued for officers and directors	-	-	-	-	1,206,447	-	-	1,206,447
Retirement of derivative liability	-	-	-	-	800,244	-	-	800,244
Net income for period	-	-	-	-		-	(325,172)	(325,172)
Balance, December 31, 2018	68,628,812	$68,628	1,538,872	$1,539	$19,967,003	$3,200	$(24,650,338)	$(4,609,968)

Common stock issued for services	100,000	100	-	-	4,500	3,200	-	7,800
Common stock issued for debt conversions	63,964,811	63,968	-	-	257,439	-	-	321,407
Stock options issued for development	-	-	-	-	(42,223)	-	-	(42,223)
Stock options issued for services, g & a	-	-	-	-	376,642	-	-	376,642
Stock option issued for officers and directors	-	-	-	-	1,155,764	-	-	1,155,764
Stock options issued for financing fees	-	-	-	-	10,265	-	-	10,265
Cashless exercise of warrants	7,474,770	7,473	-	-	113,536	-	-	121,009
Retirement of derivative liability	-	-	-	-	828,079	-	-	828,079
Dividend treatment, convertible note warrants	-	-	-	-	112,587	-	(233,599)	(121,012)
Net income for period	-	-	-	-	-	-	(3,083,630)	(3,083,630)
Balance, March 31, 2019	140,168,393	$140,169	1,538,872	$1,539	$22,783,591	$6,400	$(27,967,567)	$(5,035,868)

Common stock issued for debt conversions	161,707,755	161,708	-	-	545,970	-	-	707,677
Stock options issued for development	-	-	-	-	408,587	-	-	408,587
Stocks options issued for services, g & a	-	-	-	-	338,349	-	-	338,349
Stock options issued for officers and directors	-	-	-	-	1,168,606	-	-	1,168,606
Retirement of derivative liability	-	-	-	-	1,045,523	-	-	1,045,523
Dividend treatment, convertible note warrants	-	-	-	-	78,596	-	(78,596)	-
Net income for period	-	-	-	-	-	-	(2,926,011)	(2,926,011)
Balance, June 30, 2019	301,876,148	$301,876	1,538,872	$1,539	$26,369,222	$6,400	$(30,972,173)	$(4,293,136)

Common stock issued for financing services	10,000	10	-	-	11,390	-	-	11,400
Common stock issued for services, g & a	20,000	20			6,380	(6,400)	-	-
Stock options issued for development	-	-	-	-	346,548	-	-	346,548
Stock options issued for services, g & a	-	-	-	-	308,802	-	-	308,802
Stock options issued for officers & directors	-	-	-	-	1,181,447	-	-	1,181,447
Net income for period	-	-	-	-	-	-	(2,086,675)	(2,086,675)
Balance, September 30, 2019	301,906,148	$301,906	1,538,872	$1,539	$28,223,789	$-	$(33,058,848)	$(4,531,614)

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows
	Six Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(5,012,686)	$(10,621,569)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization expense	7,690	30
Amortization of discounts amounts on notes	52,056	43,521
Amortization of loan discount costs, BCFs	-	149,438
Amortization of loan discount costs, derivatives	487,970	522,926
Financing fees	1,500	523,606
(Gain) loss on revaluation of derivative liabilities	(890,258)	4,126,191
(Gain) loss on (retirement) issuance of derivative liabilities	571,210	-
Common stock issued for services, administrative	11,400	85,400
Common stock issued for services, professional fees	-	6,209
Stock options issued for services, product development	755,135	1,122,234
Stock options issued for services, general and administrative	647,150	1,066,544
Stock options issued for officers and directors	2,350,053	2,350,053
Changes in assets and liabilities:
Decrease in accounts receivable	-	301,978
Decrease (increase) in prepaid expenses and deposits	(2,920)	10,525
Increase in accounts payable	80,297	47,234
Increase in accrued liabilities	396,200	271,529
Increase in accrued interest	228,997	63,049
Net cash provided or (used) by operating activities	(316,206)	68,898

Cash flows from investing activities
Patent applications	(41,400)	(211,589)
Net cash used by investing activities	(41,400)	(211,589)

Cash flows from financing activities
Proceeds from issuing convertible note payable, 8%	43,200	-
Less transaction costs	(5,200)	-
Proceeds from issuing convertible note payable, 12%	57,750	-
Less transaction costs	(7,750)	-
Proceeds from issuing amended note payable, 8.5%	-	100,000
Less transaction costs	-	(2,000)
Repayment of amended 8.5% note	-	(600,000)
Repayment of 6.5% note (insurance)	-	(25,457)
Proceeds from issuing convertible note payable, 10%	150,000	250,000
Less transaction costs	(7,500)	(15,000)
Proceeds from issuing convertible note payable, 12%	-	115,500
Less transaction costs	-	(14,000)
Proceeds from issuing convertible note payable, 9%	-	135,000
Less transaction costs	-	(8,500)
Proceeds from issuing convertible note payable, 9%	-	157,500
Less transaction costs	-	(15,000)
Repayment of 12% note	-	(88,000)
Repayment of 12% note	-	(53,000)
Proceeds from issuance of common stock (conversion of options), & other, net	-	21,504
Net cash provided or (used) by financing activities	230,500	(41,453)
Decrease in cash and cash equivalents	(127,106)	(184,144)
Cash, beginning of period	277,575	448,061
Cash, end of period	$150,469	$263,917

Supplemental Cash Flow Information (no income taxes paid)
Interest paid	$11,387	$726
Income taxes paid	$-	$-
Common stock issued to retire convertible notes payable	$707,677	$70,000
Non-cash beneficial conversion rights, 10% note payable	$-	$208,986
Beneficial conversion & derivative liability features related to notes issued	$230,500	$717,587

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

InterLok Key Management, Inc. (“InterLok”; formerly InterLok Key Management, LLC) is the company that initially developed and maintained the patents and was formed in Texas on June 12, 2006 and incorporated ten years later on June 16, 2016.

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

History and Transaction in 2017

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

The business changes are a result of a common stock exchange transaction, accounted for as a “reverse merger”, between Butte and the owners of InterLok Key Management, Inc. (at the time an independent and privately-held Texas corporation) whereby InterLok became a wholly-owned subsidiary of Butte.  Butte issued shares of its common stock in exchange for acquiring all of the common stock of InterLok.  Through December 31, 2017, InterLok was the only subsidiary of the Company and InterLok’s patents and line of business now are the main basis of the business of the Company on a consolidated basis.  During the three month period ended March 31, 2018; the Company incorporated a new wholly owned subsidiary IronClad Pipeline IC, Inc. (“Pipeline”).

Principles of Consolidation and Basis of Presentation

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the six month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception.  As of September 30, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $33,058,848.  The Company's working capital deficit is $4,933,110 (current assets minus current liabilities; current liabilities in this case being greater than current assets).

Achievement of the Company's objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to manage effectively product and software development, operating and capital costs.  The Company is in a development stage and has generated no operating revenue, profits or positive cash flows from operations.

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

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at September 30, 2019 and March 31, 2019.

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

At September 30, 2019 and March 31, 2019 the Company had conversion features embedded in its convertible notes payable.  The fair value measurements of those derivatives, using a binomial valuation model, was $1,013,344 at September 30, 2019 and $2,147,415 at March 31, 2019 and is reported as “convertible notes payable derivative liabilities” on the balance sheet.  The derivative liabilities are measured as Level 3 items.

Provision for Income Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition.  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis amounts of assets and liabilities and their financial reporting amounts at each period-end.  A valuation allowance is recorded against deferred tax asset amounts if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset.  See Note 9.

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

New Accounting Requirements and Disclosures

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.  The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses at the balance sheet date and for the period then ended.  We believe our estimates and assumptions are reasonable; however, such estimates and assumptions are subject to a number of risks and uncertainties that may cause actual results to differ materially from such estimates.

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

Note 3.  Patents

Patents and trademarks are as follows:

	September 30, 2019	March 31, 2019
Patents and trademarks under development	$259,144	$217,744

Patents issued	153,801	153,801
Less accumulated amortization	(11,449)	(3,759)
	142,352	150,042

Patents, net	$401,496	$367,786

Amortization expenses for intangible assets during the three and six month periods ended September 30, 2019 and year ended March 31, 2019 were $3,845, $7,690, and $3,759, respectively.

Costs capitalized at September 30, 2019 totaling $401,496 are for $259,144 for new patents and trademarks under development (but as yet not awarded) and for $153,801 for new patents issued in December 2018 and January 2019. The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

IronClad filed fourteen patent applications during the fiscal years ended March 31, 2019 and March 31, 2018.  These awarded and pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication,

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

validation, and encryption for all electronic transmissions associated devices.  IronClad’s original patent portfolio included three issued and granted US patents.  Each of the three original patents had expired and all three were written off at or prior to September 30, 2018.

Note   4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At September 30, 2019 and March 31, 2019, the Company had $0 and $0, respectively, on deposit in excess of the FDIC insured limit.

Note  5.  Related Party Transactions

At September 30, 2019 and March 31, 2019, the Company owed approximately $73,600 and $96,506 in accounts payable to management and related parties.  Of the $237,659 and $237,660 of accrued liabilities at September 30, 2019 and March 31, 2019, approximately $0 and $75,003 of those amounts are owed to the president of the Company; the costs primarily related to travel costs incurred in raising funds for the Company.

See also Note 12 regarding stock option awards to management of the Company.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 24, 2018 the Commitment Note ($100,000 contractually reduced to $82,500 in 2017) reached its maturity date and was not repaid in cash.  Consequently, the note was in “maturity date default” and, pursuant to the terms of the loan, was convertible at the lesser of $3.25 or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatment.

Derivative Liability.  The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) was approximately $79,138 using a Black-Scholes valuation model.  That amount was recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  This results in a net liability value of $3,362.  The amount was amortized as interest expense over an estimated “remaining” three-month life of the already matured loan.

Interest Expense.  During the six-month period ended September 30, 2019, $2,102 of regular interest and $42,116 of default interest was expensed.  During the six month period ended September 30, 2018, $7,464 of regular interest and $79,138 of the derivative liability note discount was recognized as interest expense.

Convertible Note, Initial Consideration: $165,000 First Tranche with 10% Interest Rate.  On August 24, 2017, in connection with the entry into the Investment Agreement, IronClad also issued a 10% convertible note (the “Convertible Note”) in an aggregate principal amount of $330,000 with a 10% original issue discount (“OID”).  The initial consideration in the amount of $165,000 was funded on August 24, 2017.  The Company received net proceeds of $150,000 (which represents the deduction of the 10% original issue discount for the note holder’s due diligence and legal fees).  The Company could make additional borrowings in such amounts and at such dates as the note holder may choose in its sole discretion.  The balance of an individual borrowing matured seven months from its funding date.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2017	$165,000
3/26/2018	$155,000	$(10,000)	9,958	$1.00425
06/01/18	$135,000	$(20,000)	32,219	$0.62000
07/17/2018	$115,000	$(20,000)	61,538	$0.32500
8/23/2018	$105,000	$(10,000)	73,260	$0.13650
09/14/18	$85,000	$(20,000)	236,686	$0.08450
02/06/19	$45,000	$(40,000)	2,051,282	$0.01950
02/25/19	$-	$(45,000)	2,123,643	$0.02119
		Total	4,588,586

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

On March 24, 2018 the first tranche of the 10% Convertible Note for $165,000 (less the $10,000 conversion in late March) reached its maturity date and was not repaid in cash.  Consequently the note was in “maturity date default” and, pursuant to the terms of the loan, was convertible at the lesser $1.00 or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatment.

Derivative Liability.  The valuation of the derivative liability related to the $165,000 (reduced to $155,000) borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) was approximately $158,276 using a Black-Scholes valuation model.  That amount was recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  Since the undiscounted (and unconverted) amount of the note was $155,000 the derivative valuation was recorded as $155,000.  The amount was amortized as interest expense over an estimated “remaining” three-month life of the already matured loan.

Interest Expense.  During the six-month period ended September 30, 2019, $0 of regular interest and $0 derivative liability note discount. In the case of this one note, the discount related to the derivative liability had been fully expensed prior to the quarter because all amounts owed relating to the note were converted as of March 1, 2019.  During the three-month period ended September 30, 2018, $12,921 of regular interest, $0 of original issue discount and $155,000 of derivative liability note discount was recognized as interest expense

Convertible Note, Second Tranche, $82,500 with 10% Interest Rate.  On October 23, 2017, a second borrowing of $82,500 under the Convertible Note for $330,000 was closed and funded.  The Company received net proceeds of $75,000 after deducting for original issue discount and lender transaction costs of $7,500.  An additional $6,000 of costs was incurred by IronClad relating to the Convertible Note.  Both the $7,500 and the $6,000 were recorded as discount amounts on the $82,500 note payable and amortized as interest expenses over the life of the borrowing.

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

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/18	$82,500
3/14/2019	$77,500	$(5,000)	889,284	$0.0056225
03/25/19	$53,500	$(24,000)	5,351,171	$0.0044850
03/27/19	$49,500	$(4,000)	891,862	$0.0044850
03/28/19	$45,500	$(4,000)	891,862	$0.0044850
04/12/19	$22,500	$(23,000)	5,361,305	$0.0042900
04/16/19	$17,517	$(4,983)	1,161,539	$0.0042900
04/22/19	$-	$(17,517)	4,083,217	$0.0042900
		Total	8,024,179

Interest Expense.  During the six-month period ended September 30, 2019, $406 of regular interest, $0 of original issue discount, and $0 derivative liability note discount was expensed.  During the six-month period ended September 30, 2018, $7,939 of regular interest, $20,916 of original issue discount and $57,024 of derivative liability note discount was recognized as interest expense.

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

Interest Expense.  During the six-month period ended September 30, 2019, $2,080 of regular interest, $0 of original issue discount, $0 of beneficial conversion and $0 of derivative liability and $134,308 of default interest was expensed.  During the three-month period ended September 30, 2018, $7,088 of regular interest, $11,544 of original issue discount and $57,024 of beneficial conversion was expensed.

Convertible Notes, Post Maturity Derivative Liabilities.  At May 23, 2018 the second tranche of the 10% Convertible Note for $82,500 reached its maturity date and was not repaid in cash.  Consequently, the note

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

was in “maturity date default” and pursuant to the terms of the loan was convertible at the lesser of $1.00 or 65% of the average lowest two trades for the prior 20 days, resulting in initial recognition for derivative treatment.

Derivative Liability.  The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.6912 per share is approximately $57,024 using a Binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs).  The amount was amortized as interest expense over an estimated “remaining” three-month life of the already matured loan.

At September 30, 2018, the prior period’s derivative liabilities were remeasured, as the notes were still outstanding, the derivative liability was revalued using a binomial pricing model.  At period end the total valuation of new derivative liabilities related to three loans was approximately $1,680,757 for individual valuation amounts of $549,670, $624,607, and $506,480.  There was no corresponding revaluation at September 30, 2019 because the underlying notes had been converted to common stock and were no longer outstanding.

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

Derivative Liability.  At June 30, 2018 a derivative liability with an intrinsic value of $0.2404 was $57,990 using a binomial pricing model and a derivative liability note discount was recorded.

Interest Expense.  The note was repaid in mid-July, 2018; thus, during the six-month period ended September 30, 2019 no interest was recorded on the note.  During the six-month period ended September 30, 2018, $3,009 of regular interest and $2,032 of original issue discount, and $57,990 of derivative liability note discount was recognized as interest expense.

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

Derivative Liability.  The conversion feature of the note represented an embedded derivative.  The derivative liability with an intrinsic value of $0.2981 was $42,862 using a binomial pricing model and was recorded as a derivative liability note discount. The loan principal plus accrued interest, together totaling $75,620, was repaid on August 21, 2018 and the note was fully retired.

Interest Expense.  Because the note was repaid in August, 2018 no interest was recorded on the note during the six-month period ended September 30, 2019.  During the six-month period ended September 30, 2018, $2,492 of regular interest and $2,585 of original issue discount and $42,862 of derivative liability note discount was recognized as interest expense.

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

On July 14, 2018, the outstanding loan principal balance was repaid plus accrued interest, both totaling $10,195, and the note was fully retired.

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

Derivative Liability.  The conversion feature of the note represented an embedded derivative.  A derivative liability with an intrinsic value of $0.03281 was $189,211 using a binomial pricing model and was

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

calculated as a discount to the note.  That amount was recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $26,014 ($250,000 net of $223,986) and was amortized as interest expense over the life of the loan.  The remaining $163,197 was expensed as financing fees at the inception of the note.

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

Interest Expense.  Because the note was repaid in November, 2018, no interest was recorded on the note during the six-month period ended September 30, 2019.  During the six-month period ended September 30, 2018, $6,575 of regular interest and $117,501 of original issue discount and $13,647 of derivative liability note discount was recognized as interest expense.

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

The Back-End Note carried the same terms as the First Note, except it could not be repaid, but only converted.  The Company was under no obligation to accept the Back-End Note, but could do so at its sole discretion, following 180 days from the date of the note (dated July 11, 2018).  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $131,500 that could be exchanged for cash against the Back-End Note.  On January 25, 2019, the holder of the note chose to cancel the Back-End Note.

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

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$135,000
02/04/2019	$120,000	$(15,000)	808,303	$0.019500
03/01/2019	$111,500	$(8,500)	921,451	$0.009750
03/21/2019	$99,000	$(12,500)	2,876,192	$0.004615
03/29/2019	$77,000	$(22,000)	5,218,503	$0.004485
04/04/2019	$56,000	$(21,000)	4,895,105	$0.004290
04/16/2019	$29,000	$(27,000)	6,293,706	$0.004290
04/17/2019	$-	$(29,000)	6,759,907	$0.004290

Derivative Liability.  The valuation of the derivative liability related to the $135,000 borrowing on the First Note and with an intrinsic value of $0.54 per share was approximately $248,386 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $126,500 ($135,000 net of $8,500) and was amortized as interest expense over the life of the loan.  The remaining $121,886 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $(697*) of (negative*) regular interest, $2,375 of unamortized original issue discount, and $35,351 of derivative liability note discount was recognized as interest expense There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $115,500 with 12% Interest Rate. On July 17, 2018, (transaction documents were originally dated June 29, but amended for action taken on July 17), IronClad issued a 12% convertible note (the “Convertible Note”) to a lender (the “Holder”) in an aggregate principal amount of $115,500.  The Company received cash proceeds of $101,500 net of transaction costs of $14,000 that included $3,500 for attorneys’ fees.  The note matured on July 18, 2019.  Interest costs accrued on the unpaid principal balance at 12% annually until maturity, and after that, if not paid, interest accrued annually at 18% until any unpaid principal amount and unpaid interest accrued were paid.

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

The dates, shares issued, and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$115,500
01/22/2019	$106,500	$(9,000)	97,371	$0.0975650
02/04/2019	$91,500	$(15,000)	794,872	$0.0195000
02/12/2019	$77,000	$(14,500)	769,231	$0.0195000
02/20/2019	$57,500	$(19,500)	1,025,642	$0.0195000
02/28/2019	$42,500	$(15,000)	1,402,715	$0.0110500
03/11/2019	$30,000	$(12,500)	2,105,264	$0.0061750
03/14/2019	$17,500	$(12,500)	2,312,139	$0.0056225
03/26/2019	$4,000	$(13,500)	3,121,517	$0.0044850
04/04/2019	$-	$(4,000)	932,401	$0.0042900

Derivative Liability.  The valuation of the derivative liability related to the $115,500 borrowing on the Convertible Note and with an intrinsic value of $0.4751 per share was approximately $187,624 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $101,500 ($115,500 net of $14,000) and was amortized as interest expense over the life of the loan.  The remaining $86,124 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $(22*) of (negative*) regular interest, $0 of original issue discount, and $0 of derivative liability note discount was recognized as interest expense. There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $157,500 with 9% Interest Rate, First Note (and Back End Note).  On July 19, 2018, IronClad entered into a Securities Purchase Agreement (SPA) to issue a 9% convertible note payable for an aggregate principal amount of $315,000 comprised of the first note (“First Note”) being in the amount of $157,500, and the remaining note in the amount of $157,500, (a “Back End Note”).  The Company received cash proceeds of $142,500 from the First Note net of transaction costs of $15,000 that included $7,500 for attorneys’ fees.

The First Note matured on July 19, 2019 and interest costs accrued on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.  The Back-End Note carries the same terms as the First Note, except it may not be repaid in cash, but only converted.  The Company accepted the Back End Note on March 19, 2019.  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $150,000 that was exchanged for cash against the Back-End Note (discussed below).

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

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$157,500
01/24/2019	$147,500	$(10,000)	80,972	$0.1235000
02/04/2019	$132,500	$(15,000)	769,231	$0.0195000
02/07/2019	$115,000	$(17,500)	897,436	$0.0195000
02/20/2019	$90,000	$(25,000)	1,282,051	$0.0195000
02/27/2019	$75,000	$(15,000)	1,357,466	$0.0110500
03/07/2019	$60,000	$(15,000)	1,923,077	$0.0078000
03/13/2019	$45,000	$(15,000)	2,667,852	$0.0056225
03/25/2019	$35,000	$(10,000)	2,229,654	$0.0448500
03/26/2019	$20,937	$(14,063)	3,135,563	$0.0044850
03/29/2019	$1,000	$(19,937)	4,445,262	$0.0044850
04/01/2019	$-	$(1,000)	222,965	$0.0044850

Derivative Liability.  The valuation of the derivative liability related to the $157,500 borrowing on the First Note and with an intrinsic value of $0.5482 per share was approximately $295,227 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $142,500 ($157,500 net of $15,000) and was amortized as interest expense over the life of the loan.  The remaining $152,727 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $(291*) of (negative*) regular interest, $0 of original issue discount, and $0 of derivative liability note discount was recognized as interest expense on the First note.  There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $157,500 with 9% Interest Rate, Back End Note.  The Back-End Note was accepted on March 14, 2019 and matured on July 19, 2019.  Interest costs accrued on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.  The Back-End Note carries the same terms as the First Note, except it may not be repaid in cash, but only by converting to common stock.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Liability.  The valuation of the derivative liability related to the $157,500 borrowing on the Back-End Note and with an intrinsic value of $0.0096 per share was approximately $352,448 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $142,500 ($157,500 net of $15,000) and was amortized as interest expense over the life of the loan.  The remaining $209,948 was expensed as financing fees as of the inception date of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $11,589 of regular interest, $12,992 of original issue discount, and $123,425 of derivative liability note discount was recognized as interest expense. on the Back-End Note.  There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $107,000 with 10% Interest Rate. On October 24, 2018, IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $107,000.  The Company received cash proceeds of $102,000 net of transaction costs of $5,000.  The $5,000 was recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on October 24, 2019 and interest costs accrue on the unpaid principal balance at 10% annually until October 24, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

The dates, shares issued and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$107,000
04/17/2019	$79,000	$(28,000)	6,526,807	$0.004290
04/30/2019	$47,000	$(32,000)	7,032,967	$0.004550
05/03/2019	$12,500	$(34,500)	7,582,418	$0.004550
05/16/2019	$-	$(12,500)	2,236,136	$0.005589

Derivative Liability.  The valuation of the derivative liability related to the $107,000 borrowing with an intrinsic value of $0.1759 per share was approximately $131,617 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $102,000 ($107,000 net of $5,000) and was amortized as interest expense over the life of the loan.  The remaining $29,617 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $816 of regular interest, $2,836 of original issue discount, and $57,847 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the six-month period ended September 30, 2018.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note, $181,170 with 12% Interest Rate.  On October 26, 2018, IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $181,170.  The Company received cash proceeds of $150,346 net of transaction costs of $30,824.  The $30,824 is recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note.  The note matured on July 26, 2019 and interest costs accrue on the unpaid principal balance at 12% annually until July 26, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

During the three-month period ended June 30, 2019, there were also multiple events that caused the down round feature to be triggered again.  The cumulative effect reduced the exercise price to $0.0024 and the number of warrants exercisable was increased to 37,743,750.  As a result, the valuation of the warrants increased to $201,663 and a reduction to retained earnings was recorded for the difference, similar to a dividend, in the amount of $78,596.  During the three-month period ended September 30, 2019, there were no events that caused the down round feature to be triggered.

Derivative Liability.  The valuation of the derivative liability related to the $181,170 borrowing with an intrinsic value of $0.2674 per share is approximately $220,204 using a binomial pricing model.  That amount is

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $150,346 ($181,170 net of $30,824) and was amortized as interest expense over the life of the loan.  The remaining $69,858 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $11,589 of regular interest, $13,210 of original issue discount, and $64,434 of derivative liability note discount was recognized as interest expense.    There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $57,500 with 12% Interest Rate. On February 14, 2019, IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $57,500.  The Company received cash proceeds of $52,500 net of transaction costs of $7,750.  The $7,750 was recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

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

Derivative Liability.  The conversion feature of the note represents an embedded derivative.  The valuation of the derivative liability related to the $57,750 borrowing on the Convertible Note and with an intrinsic value of $.039 per share was approximately $115,500 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded is $50,000 ($57,750 net of $7,750) and will be amortized as interest expense over the life of the loan.  The remaining $65,500 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $3,474 of regular interest, $3,886 of original issue discount, and $25,068 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $107,000 with 10% Interest Rate.  On February 14, 2019, IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $107,000.  The Company received cash proceeds of $102,000 net of transaction costs of $5,000.  The $5,000 was recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on February 14, 2020 and interest costs accrue on the unpaid principal balance at 10% annually until February 14, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Liability.  The valuation of the derivative liability related to the $107,000 borrowing with an intrinsic value of $0.03099 per share was approximately $169,554 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $102,000 ($107,000 net of $5,000) and will be amortized as interest expense over the life of the loan.  The remaining $67,554 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $5,365 of regular interest, $2,836 of original issue discount, and $51,140 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $86,250 with 12% Interest Rate, First Note (and Back End and Collateralized Notes).  On March 28, 2019, IronClad entered into a Securities Purchase Agreement (SPA) to issue a 12% convertible note payable for an aggregate principal amount of $172,500 comprised of the first note (“First Note”) being in the amount of $86,250, and the remaining note in the amount of $86,250 (a “Back End Note”).  The Company received cash proceeds of $75,000 from the First Note net of transaction costs of $11,250 that included $3,750 for attorneys’ fees.

The First Note matures on March 28, 2020 and interest costs accrue on the unpaid principal balance at 12% annually until March 28, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.  The Back-End Note carries the same terms as the First Note, except it may not be repaid in cash, but only by a conversion to Class A common stock.  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $78,750 that may be exchanged for cash against the Back-End Note.

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

Derivative Liability.  The valuation of the derivative liability related to the $86,250 borrowing with an intrinsic value of $0.009 per share is approximately $112,500 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded is $75,000 ($86,250 net of $11,250) and was amortized as interest expense over the life of the loan.  The remaining $37,500 was expensed as financing fees at the inception of the note.

Interest Expense.  During the six-month period ended September 30, 2019, $5,261 of regular interest, $5,625 of original issue discount, and $37,500 of derivative liability note discount was recognized as interest expense. There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $43,200 with 8% Interest Rate, First Note (and Back End and Collateralized Notes).  On April 12, 2019, IronClad entered into a Securities Purchase Agreement (SPA) to issue an 8% convertible note payable for an aggregate principal amount of $86,400 comprised of the first note (“First Note”) being in the amount of $43,200, and the remaining note in the amount of $43,200, (a “Back End Note”).  The

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company received cash proceeds of $38,000 from the First Note net of transaction costs of $5,200.  The $5,200 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

The First Note matures on April 12, 2020 and interest costs accrue on the unpaid principal balance at 8% annually until February 14, 2020, and after that if not paid at maturity interest accrues annually at 24% until the principal amount and all interest accrued and unpaid are paid.

The Back-End Note carries the same terms as the First Note, except it may not be repaid, but only converted.  The Company is under no obligation to accept the Back-End Note, but may do so at its sole discretion, following 180 days from the date of the note (dated April 12, 2019).  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $40,000 that may be exchanged for cash against the Back-End Note.

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

Derivative Liability.  The conversion feature of the note represents an embedded derivative.  The valuation of the derivative liability related to the $43,200 borrowing with an intrinsic value of $.0076 per share is approximately $76,531 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded is $38,000 ($43,200 net of $5,200) and will be amortized as interest expense over the life of the loan.  The remaining $38,531 is expensed as a loss on the issuance of the note during the three-month period ended June 30, 2019.

Interest Expense.  During the six-month period ended September 30, 2019, $1,642 of regular interest, $2,430 of original issue discount, and $17,754 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $57,750 with 12% Interest Rate.  On April 23, 2019, IronClad entered into a Securities Purchase Agreement to issue a 12% convertible note payable for an aggregate principal amount of $57,750.  The Company received cash proceeds of $50,000 net of transaction costs of $7,750.  The $7,750 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Liability.  The conversion feature of the note represents an embedded derivative.  The valuation of the derivative liability related to the $57,750 borrowing on the Convertible Note and with an intrinsic value of $.025 per share is approximately $317,308 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded is $50,000 ($57,750 net of $7,750) and will be amortized as interest expense over the life of the loan.  The remaining $267,308 is expensed as a loss on the issuance of the note during the three-month period ended June 30, 2019.

Interest Expense.  During the six-month period ended September 30, 2019, $3,019 of regular interest, $3,367 of original issue discount, and $21,721 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the six-month period ended September 30, 2018.

Convertible Note, $150,000 with 10% Interest Rate.  On May 15, 2019, IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $150,000.  The Company received cash proceeds of $142,500 net of transaction costs of $7,500.  The $7,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on May 15, 2020 and interest costs accrue on the unpaid principal balance at 10% annually until May 15, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

Derivative Liability.  The valuation of the derivative liability related to the $150,000 borrowing with an intrinsic value of $0.0152 per share is approximately $407,871 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded is $142,500 ($150,000 net of $7,500) and will be amortized as interest expense over the life of the loan.  The remaining $265,371 is expensed as a loss on the issuance of the note during the three-month period ended June 30, 2019.

Interest Expense.  During the six-month period ended September 30, 2019, $5,750 of regular interest, $2,828 of original issue discount, and $53,730 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the six-month period ended September 30, 2018.

Note  7. Preferred and Common Stock

Preferred Stock

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On August 24, 2017, IronClad entered into an Investment Agreement for the potential future issuance and purchase of shares of its Class A common stock to establish an equity line of funding to IronClad.  The agreement enables IronClad to issue stock to the counterparty of the agreement in exchange for cash amounts under certain defined conditions for the purchase of IronClad’s stock.  In addition to the equity line, the agreement also included IronClad entering into the Commitment Note in the principal amount of $100,000 to finance the commitment fee of the Investment Agreement and the Convertible Note to borrow up to $330,000 (of which $165,000 was borrowed on August 24, 2017 and a subsequent $82,500 was borrowed on October 23, 2017).  See Notes 5 and 14.

On January 24, 2018, IronClad issued, under the terms of the Investment Agreement, 14,331 shares of its Class A stock in exchange for receipts totaling $25,823 ($1.80 per share) from the counterparty of the Investment Agreement.  Similarly, on February 16, 2018, 24,265 shares were issued in exchange for proceeds of $38,824 ($1.60 per share).  On March 26, 2018, 9,958 shares of Class A common stock were issued for the conversion of $10,000 of the $165,000 referred to above.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At the close of March 31, 2018, there were 55,000 shares valued at $101,750 that were recorded and reported as “to be issued”.  Those shares were issued during the three month period ended June 30, 2018.

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

During the three-month period ended December 31, 2018, the Company approved for issuance 50,000 shares of Class A common stock priced at $0.32 for accounts payable of $16,000; 1,210,654 shares of Class A common stock priced at $0.0826 for conversion of $100,000 of convertible debt.  At the close of December 31, 2018 there were 10,000 shares valued at $3,200 that were recorded and reported as “to be issued”.

During the three-month period ended March 31, 2019, the Company approved for issuance:

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

• 34,204,012 shares of Class A common stock at a price of $0.004485 for conversion of $111,500 of convertible debt, $500 of financing fees and $41,405 of accrued interest.  Additionally,

•       240,384 shares of Class A common stock valued at $165,865 that had previously been issued as a discount on convertible debt was reversed.

At the close of March 31, 2019 there were 20,000 shares valued at $6,400 that were recorded and reported as “to be issued”.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three-month period ended June 30, 2019, the Company approved for issuance:

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

• 10,742,597 shares of Class A common stock at a price of $.00429 for conversion of $4,983 of convertible debt and $41,103 of accrued interest.

•   6,836,159 shares of Class A common stock at a price of $.00429 for conversion of $28,000 of convertible debt and $1,327 of accrued interest.

• 28,972,086 shares of Class A common stock at a price of $.00429 for conversion of $60,001 of convertible debt and $64,289 of accrued interest.

•   7,393,286 shares of Class A common stock at a price of $.00455 for conversion of $32,000 of convertible debt and $1,639 of accrued interest.

• 21,214,413 shares of Class A common stock at a price of $.00455 for conversion of $40,016 of convertible debt and $59,510 of accrued interest.

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

• 19,180,871 shares of Class A common stock at a price of $.0056225 for conversion of $41,250 of convertible debt and $66,594 of accrued interest.

•   9,350,000 shares of Class A common stock at a price of $.00244 for conversion of $20,433 of convertible debt $500 of financing fees and $1,881 of accrued interest.

During the three-month period ended September 30, 2019, the Company approved for issuance 10,000 shares of Class A common stock at a price of $1.14 for financing fees. Additionally, 20,000 that were approved in a prior period were moved from “to be issued”.

Change between Trading Markets within the OTC Markets Group.

Subsequent to the period September 30, 2019 and on November 4, 2019, the Company was notified by the OTC Markets Group that it was not in compliance with the continued listing standards set forth in Section 4.1(b) of the OTCQB Standards because the average closing bid price of IronClad’s Class A common stock was less than $0.001 over a consecutive five-day trading period.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 5, 2019 The Company began trading, without interruption, on the OTCIQ Pink Open Market (OTCIQ).

The Company will continue to provide all requisite reports pursuant to the Securities and Exchange Act of 1934, as amended.

Note   8.  General and Administrative Expenses

General and administrative expenses recognized for the three-month period ended September 30, 2019 and September 30, 2018 were $403,118 and $687,340, respectively of which $308,802 and $519,366 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

General and administrative expenses recognized for the six-month period ended September 30, 2019 and September 30, 2018 were $833,631 and $1,294,604, respectively, of which $647,150 and $1,066,544 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

Note  9.  Income Taxes

Federal and state income taxes are not currently due since IronClad has had losses since inception.  Because the Company provided services (discontinued after July 2018) to a customer in Virginia, IronClad was also subject to Virginia state income tax and reporting through the date services were discontinued.

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

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended September 30, 2019 and March 31, 2019 are as follows:

	September30, 2019	March 31, 2019
Net operating losses carryforwards	$4,543,407	$3,872,481

Deferred tax asset	954,116	813,221
Valuation allowance for deferred asset	(954,116)	(813,221)
Net deferred tax asset	$-	$-

At September 30, 2019, the Company has net operating loss carryforwards of approximately $4,543,407 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from March 31, 2019 to September 30, 2019 was $140,895.

Note 10.  Share Exchange Agreement

On January 6, 2017, the Company entered into a Share Exchange Agreement with InterLok Key Management, Inc. wherein Butte agreed to issue 56,655,891 restricted shares of Butte’s common stock in

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 11.  Share Based Compensation

Equity Incentive Plan

The Board of Directors adopted, and the Company’s stockholders subsequently approved, the IronClad Encryption Corporation 2017 Equity Incentive Plan (the “Plan”) effective as of January 6, 2017.  The purpose of the Plan is to foster and promote the long-term financial success of the Company and thereby increase stockholder value.  The Plan provides for the award of equity incentives to certain employees, directors, or officers of, or key advisers or consultants to, the Company and its subsidiaries who are responsible for or contribute to the management, growth, or success of the Company or any of its subsidiaries.

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

During the three month period ended June 30, 2018, the Company awarded 122,500 stock options and warrants for services valued at $123,719.  Of the total 122,500 options and warrants awarded, 102,500 vested during the period and received full recognition in the three month period ended June 30, 2018.  The remaining 20,000 options vested during the subsequent quarter and were expensed at that time.

During the three-month period ended December 31, 2018 the Company awarded 700,195 stock options and warrants for services valued at $137,058. Of the 700,195 options and warrants awarded, 200,195 vested during the period and received full expense recognition, the remaining 500,000 options vest during subsequent quarters and will be expensed at that time.

During the three-month period ended March 31, 2019, the Company awarded 100,000 stock options and warrants for services valued at $31,994. All options and warrants awarded vested in the period and received full expense recognition.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three-month period ended September 30, 2019, the Company did not award any stock options or warrants.

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was one exercise of 25,000 options during 2017.

The tables below summarize the assumptions used to estimate the fair values of the options and warrants at September 30, 2019:

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years	Vested Options*
75,000	01/16/17	$0.75	1.54%	226.01%	3.00	75,000
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00	3,000,000
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00	2,000,000
‡350,000	01/31/17	$0.15	1.19%	132.84%	1.93	‡350,000
‡100,000	02/01/17	$0.15	1.22%	134.90%	2.00	‡100,000
†100,000	03/13/17	$0.15	1.40%	144.84%	2.00	†100,000
20,000	03/21/17	$0.15	1.54%	233.07%	3.00	20,000
5,000	04/30/17	$0.75	1.45%	219.35%	3.00	5,000
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00	850,000
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00	1,000,000
80,000	05/31/17	$0.75	1.44%	196.06%	3.00	80,000
‡660,000	06/12/17	$2.50	1.64%	589.85%	4.00	230,000
5,000	06/30/17	$3.49	1.55%	197.13%	3.00	5,000
300,000	07/26/17	$3.16	1.63%	296.38%	4.00	150,000
5,000	07/31/17	$3.50	1.51%	170.61%	3.00	5,000
37,500	08/25/17	$2.50	1.62%	170.38%	3.00	37,500
25,000	08/31/17	$3.75	1.44%	170.57%	3.00	25,000
37,500	10/26/17	$4.50	1.76%	220.28%	3.00	37,500
25,000	01/25/18	$2.70	2.20%	247.35%	3.00	25,000
25,000	03/02/18	$1.80	2.52%	297.39%	3.84	25,000
400,000	03/02/18	$1.80	2.71%	369.15%	5.84	134,000
‡3,400,000	03/02/18	$1.80	2.79%	369.05%	6.84	1,601,000
350,000	03/02/18	$1.80	2.79%	395.11%	7.84	116,667
20,000	04/02/18	$1.69	2.55%	372.73%	4.75	20,000
20,000	05/01/18	$1.20	2.82%	365.73%	4.67	20,000
20,000	06/06/18	$1.14	2.81%	312.26%	4.57	20,000
270,000	10/11/18	$0.32	2.97%	361.56%	2.97	270,000
500,000	12/19/18	$0.15	2.62%	488.82%	6.4	166,667
18,530,000	Issued				Vested	10,468,334
†(25,000)	Exercised				Exercised	†(25,000)
‡(1,050,000)	Forfeited				Forfeited	‡(450,000)
17,455,000	Unexercised				Unexercised	9,993,334

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
‡†500,000	03/15/17	$0.15	1.02%	114.94%	1.40	‡†500,000
82,500	08/24/17	$3.50	1.63%	285.16%	4.00	82,500
†62,500	06/06/18	$3.00	2.69%	311.00%	4.00	†62,500
30,195	10/26/18	$3.00	2.44	263.28%	5.00	30,195
675,195	Issued					675,195
†(193,559)	Exercised					†(193,559)
‡(368,941)	Forfeited					‡(368,941)
112,695	Outstanding					112,695

Options* and Warrants						Options and Warrants
19,205,195	Issued				Vested	11,143,529
† (218,559)	Exercised				Exercised	† (218,559)
(1,418,941)	Forfeited				Forfeited	(818,941)
17,567,695	Outstanding				Unexercised	10,106,029

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

†  On April 11, 2017, an independent company advisor exercised options for 25,000 shares of Class A common stock for $3,750 in cash.

†  On August 14, 2018, a debt holder exercised warrants for 140,000 shares of Class A common stock for $21,000 in cash.

†  On March 1, 2019, a debt holder exercised warrants for 7,474,770 shares of Class A common stock on a cashless exercise that resulted in a trigger to a down round feature and the recognition of a reduction of retained earnings of $121,011.

‡  During the year ended March 31, 2019, 1,410,000 options and warrants were forfeited, 810,000 as a result of expiration, 600,000 due to employee termination, and 8,941 due to other causes.  Of the 1,410,000 options and warrants that were forfeited, 600,000 had not previously vested.

Note 13.  Commitments and Contingencies

In the three month period ended June 30, 2019, complaints were filed against the Company by two contractors requesting disputed compensation.  We are answering these claims, and are vigorously defending our legal rights.  Because of the preliminary nature of the complaints the Company is unable to predict any likely outcome of addressing the complaints.  No complaints have been filed in the three months ended September 30, 2019.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14.  Subsequent Events

The Company has evaluated events from September 30, 2019, through the date that this Form 10-Q was filed, and identified the following that required disclosure:

Increase in Authorized Shares of Common Stock: 0.8 Billion to 6.0 Billion then 50.0 Billion Shares

On October 1, 2019, a majority the outstanding voting interests of the shareholders of the Company voted, through written consent in lieu of a meeting, to approve an amendment of IronClad’s Certificate of Incorporation to increase the total number of authorized shares of stock to 6,021,707,093 shares (each with a par value of $0.001).  The change primarily related to changing the number of Class A common stock to 6,000,000,000 shares.

The authority is for three types of stock and for specified amounts:

•         20,000,000 shares of Preferred Stock (no change from prior authorization)

•   6,000,000,000 shares of Common Stock, Class A (changed from 800,000,000 shares)

•           1,707,093 shares of Common stock, Class B (no change from prior authorization)

On November 4, 2019, a majority the outstanding voting interests of the shareholders of the Company voted, through written consent in lieu of a meeting, to approve an amendment of IronClad’s Certificate of Incorporation to increase the total number of authorized shares of stock to 50,021,707,093 shares (each with a par value of $0.001).  The change primarily related to changing the number of Class A common stock to 50,000,000,000 shares.

The authority is for three types of stock and for specified amounts:

•        20,000,000 shares of Preferred Stock (no change from prior authorization)

•50,000,000,000 shares of Common Stock, Class A (changed from 6,000,000,000 shares)

•           1,707,093 shares of Common stock, Class B (no change from prior authorization)

New Loan Agreements: Convertible Notes for 8% and 10%

On October 1, 2019, IronClad entered into a Securities Purchase Agreement to issue an 8% convertible note payable for an aggregate principal amount of $84,500.  The Company received cash proceeds of $76,000 net of transaction costs of $8,500.  The $8,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on October 1, 2020 and interest costs accrue on the unpaid principal balance at 8% annually until October 1, 2020, and after that, if not paid at maturity, interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

The Holder of the note is entitled, at any time after 180 days following the issue date, to convert all or any amount of the principal face amount of the note payable then outstanding into shares of the Company's Class A common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 66% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day including the conversion date. The Company will keep available authorized shares reserved of 400% of the conversion amount, initially 113,804,000 shares.

Derivative Liability.  The valuation of the derivative liability related to the $84,500 borrowing with an intrinsic value of $0.0047 per share was approximately $150,436 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $76,000 ($84,500 net of $8,500) and will be amortized as interest expense over the life of the loan.  The remaining $74,436 was expensed as financing fees at the inception of the note.

On October 31, 2019, IronClad entered into a Securities Purchase Agreement to issue a 10% convertible note payable for an aggregate principal amount of $150,000.  The Company received cash proceeds of $142,500 net of transaction costs of $7,500.  The $7,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on October 31, 2020 and interest costs accrue on the unpaid principal balance at 10% annually until October 31, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

The Holder of the note is entitled, at any time after 180 days following the issue date, to convert all or any amount of the principal face amount of the Note then outstanding into shares of the Company's Class A common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day including the conversion date. The Company will keep available authorized shares reserved of 400% of the conversion amount, initially 400,000,000 shares.

Derivative Liability.  The valuation of the derivative liability related to the $84,500 borrowing with an intrinsic value of $0.0008 per share was approximately $307,692 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $142,500 ($150,000 net of $7,500) and will be amortized as interest expense over the life of the loan. The remaining $165,192 was expensed as financing fees at the inception of the note.

Additional Stock Issuances

Subsequent to September 30, 2019 1,118,644,874 shares of Class A common stock were issued to repay $286,750 of convertible notes principal balances, $23,098 of accrued interest and $8,000 of related financing fees.

Change between Trading Markets within the OTC Markets Group.

On November 4, 2019, IronClad was notified by the OTC Markets Group that it was not in compliance with the continued listing standards set forth in Section 4.1(b) of the OTCQB Standards because the average closing price of IronClad’s Class A common stock was less than $0.001 over a consecutive five-day trading period.

On November 5, 2019 IronClad began trading, without interruption, on the OTC Pink Open Market (OTCIQ).

IronClad will continue to provide all requisite reports pursuant to the Securities and Exchange Act of 1934, as amended.

IronClad is evaluating its options and is monitoring the closing bid price of its common stock and will consider options available to it to potentially regain compliance with the listing standards of the OTCQB Venture Market and possibly resume trading on that market.

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

Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected.  The risks are included in “Part II Item 1A: Risk Factors” below and this “Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.  We have no obligation to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

You should read the financial information set forth below in conjunction with our financial statements and notes thereto.

Overview

Our corporate mission is to bring freedom to execute electronic transmissions and store electronic data without the intrusion of cyber-terrorism that causes destruction and loss by offering proprietary cybersecurity encryption that operates without performance degradation or significant use of band-width capacity.

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

Operating Plan

Our operating plan within the next twelve months includes the following:

•Build on our existing support capability of infrastructure projects and operations through the deployment of our proprietary technology.

•Expand our licensing and deployment of our patented data protection solutions through strategic alliances.

•List our Class A common stock on a national securities exchange such as the NASDAQ or the NYSE American Stock Market.

•(Requalify and thus return to and resume trading on the OTCQB Venture Market.)

Segments

We have only one reportable segment and that segment is focused on expanding our portfolio of fourteen patents (seven granted, seven applications pending) and developing commercial applications for our patents and identifying and engaging customers needing the dynamic key encryption advantages that our software provides to improve the security of their businesses.

Review of the Quarter and Comparative Results and Liquidity

Results of Operations

Three and Six months ended September 30, 2019 compared to Three and Six months ended September 30, 2018

Net loss.  Based on the factors discussed below, the net loss attributable to common shareholders for the three-month period ended September 30, 2019, decreased by $5,570,000 to a net loss of $2,086,675, or $0.01 per share in 2019 from a net loss of $7,656,675, or $0.11 per share in 2018. The net loss attributable to common shareholders for the six month period ended September 30, 2019, decreased by $5,608,883 to a net loss of $5,012,686, or $0.02 per share in 2019 from a net loss of $10,621,569, or $0.16 per share in 2018.

Net losses from operations decreased also but by a lesser degree.  The loss from operations for the three-month period ended September 30, 2019, decreased by $434,381 to a net loss of $2,243,010 from a net loss from operations of $2,677,391 in 2018. The net operating loss attributable to common shareholders for the six month period ended September 30, 2019, decreased by $594,801 to a net loss of $4,538,424 in 2019 from a net loss from operations of $5,133,225 in 2018.

The decreases in net loss both from operations and overall for the three-month and six month period is mostly attributable to a decrease in the loss on revaluation of derivatives related to the convertible debt, lower product development costs, services expenses, and officers and directors fees at September 30, 2019 as compared to September 30, 2018.

Customer Service.  In February 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services were to provide an array of services in support of an infrastructure project.  Revenues during the three and six month periods ended September 30, 2018 were $200,975 and $780,211, respectively.  The contract and services ended at the end of July 2018, thus, there were no revenues in the three- or six-month periods ended September 30, 2019.

Expenses recognized for providing the services under the contract were $148,644 for the three month period ended September 30, 2018 and $537,925 for the six month period ended September 30, 2018 and were mostly related to the direct salary and compensation costs of the staff of approximately ten to eleven employees.

In mid-July 2018 our customer notified the Company of its intent to exercise an option in its contract to end our services under the contract.  Consequently, our services were discontinued effective July 28, 2018.  Revenue earned and invoiced through that point in time was approximately $780,211.  The customer also elected to retain the services of most of the individuals previously employed by IronClad Pipeline, Inc. on a going forward basis.

All invoice amounts that were billed for services under the contract through the end-date of the contract were submitted, approved and were paid promptly by the customer and collected in full by IronClad.

During the course of the contract through July 29, 2018, IronClad billed approximately $1,375,000 of which approximately $975,000 was for services rendered and earned since the inception of the contract in late February 2018.  Amounts invoiced in excess of the amounts recognized as services revenue were for certain project costs incurred under the terms of contract that were reimbursed by the customer.

Product development costs.  The $347,348 and $755,935 of product development costs incurred during the three and six month periods ended September 30, 2019, respectively, and the $562,724 and $1,149,797 of product development costs incurred during the three and six month periods ended September 30, 2018 are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.  Of the amounts for the six month periods ended September 30, 2019 and 2018, $755,135 and $1,122,234 are related to expenses related to stock options (non-cash costs).

The declines of the expenses from earlier periods to the present relate to the fact that many of the multi-year vesting that started as early as in 2017 are now fully vested or vesting, after which expense recognition has ended for a given stock option award.

General and administrative, and Officer compensation.  Compensation expenses for officers and directors fee expenses were low until they were increased on July 1, 2017.  The rates of compensation for seven of the Company’s initial employees (now 6) were a uniform $5,000 per person per month in the three months ended March 31, 2017 and were increased to compensation amounts that averaged about $15,000 per person after mid-2017.

While the higher compensation rates do receive expense recognition, the deferred amounts in excess of $5,000 per person per month are accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Until that time, individuals were generally paid $5,000 per person per month until mid-October 2017.

Accrued amounts for deferred salary in excess of the monthly $5,000 per person per month paid during the period and any unpaid of the $5,000 monthly amounts total approximately $1,988,384 at September 30, 2019 and $1,010,552 at September 30, 2018.

The uniform monthly compensation amounts that were being paid through much of calendar 2017 were effectively suspended after the middle of October 2017 because of limited amounts of cash available to use for other operating costs of the company.  The $5,000 per person per month amounts that were suspended for half of October, 2017 through to January 2019 (with some ad hoc exceptions) were nevertheless accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  The $5,000 monthly payments were made (again, with some ad hoc exceptions) between February 2019 through September 30, 2019.

Accrued amounts for suspended ‘base’ amounts plus deferred salaries during the three month period ended September 30, 2019 and 2018 were approximately $200,350 and $200,261, respectively.  Accrued amounts for suspended and deferred salaries during the six month periods ended September 30, 2019 and 2018 were approximately $396,200 and $346,167, respectively.

Stock options issued.  Of the $2,243,010 of operating expenses for the three-month period ended September 30, 2019, $1,836,797 relates to stock options and warrants issued.  This total amount for options and warrants includes $346,548 for product development expenses, $308,802 for general and administrative, and $1,181,797 for officers and directors.

Of the $2,878,366 of operating expenses for the three-month period ended September 30, 2018, $2,262,638 relates to stock options and warrants issued.  This total amount for options and warrants includes $562,724 for product development expenses, $518,446 for general and administrative, and $1,181,447 for officers and directors.

Of the $4,538,424 of operating expenses for the six month period ended September 30, 2019, $3,725,338 relates to stock options and warrants issued.  This total amount for options and warrants includes $755,135 for product development expenses, $647,150 for general and administrative, and $2,350,053 for officers and directors.

Of the $5,913,436 of operating expenses for the six month period ended September 30, 2018, $4,538,831 relates to stock options and warrants issued.  This total amount for options and warrants includes $1,122,234 for product development expenses, $1,066,544 for general and administrative, and $2,350,053 for officers and directors.

Stock grants issued.  In addition to the expenses recognized above for stock options during the three month period ended September 30, 2019, another $11,400 of financing expense was recognized for a stock grant award of 10,000 shares issued at a price of $1.14 per share

During the three month period ended September 30, 2018,another $6,209 of was paid for professional services and $16,791 to reduce accounts payable with a 20,000 share stock grant awarded at a price of $1.15 per share, and $900 of professional fees expense was recognized for a 2,000 share stock grant awarded at $0.45 per share.

In addition to the expenses recognized above for stock options and warrants during the six month period ended September 30, 2018, another $85,400 of general and administrative expenses was recognized for a 50,000 share stock grant awarded at a price of $1.69 per share.

Interest expenses.  Interest expenses and financing fee expenses increased to $208,036 during the three month period ended September 30, 2019 compared to $436,370 during the three-month period ended September 30, 2018.

Interest expenses and financing fee expenses increased to $780,410 during the six month period ended September 30, 2019 compared to $787,483 during the six month period ended September 30, 2018.  See the tables below.

Summary information regarding interest expense for individual notes for the six month periods ended September 30, 2019 and 2018 are as follows:

Six Months Ended September 30, 2019	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Default Interest	Total Expense 2019
Note, 10%, convertible	$2,102	$-	$-	$-	$42,116	$44,218
Note, 10%, convertible	406	-	-	-	-	406
Note, 10%, convertible	2,080	-	-	-	134,308	136,388
Note, 12%, convertible	(22)	-	-	-	-	(22)
Note, 9%, convertible	(698)	2,375	-	35,351	-	37,028
Note, 9%, convertible	(291)	-	-	-	-	(291)
Note, 10%, convertible	816	2,836	-	57,847	-	61,499
Note, 12%, convertible	11,929	13,210	-	64,434	-	89,573
Note, 10%, convertible	5,365	2,507	-	51,140	-	59,012
Note, 12%, convertible	3,474	3,886	-	25,068	-	32,428
Note, 9%, convertible	11,739	12,992	-	123,425	-	148,156
Note, 12%, convertible	5,261	5,625	-	37,500	-	48,386
Note, 8%, convertible	1,642	2,430	-	17,754	-	21,826
Note, 12%, convertible	3,019	3,367	-	21,721	-	28,107
Note, 10%, convertible	5,750	2,828	-	53,730	-	62,308
Other	11,387	-	-	-	-	11,387

Totals	$63,960	$52,056	$-	$487,970	$176,424	$780,410

Six Months Ended September 30, 2018	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Total Expense 2018
Convertible note, 10%	$ 7,464	$-	$-	$79,138	$86,602
Convertible note, 10%	12,921	-	-	155,000	167,921
Convertible note, 10%	7,939	-	3,423	74,517	85,879
Convertible note, 12%	3,009	2,302	-	57,990	63,301
Note, 8.5%	15,043	11,496	-	-	26,539
Convertible note, 12%	2,492	2,585	-	42,862	47,939
Insurance, 6%	726	-	-	-	726
Convertible note, 10%	7,088	11,544	59,005	-	77,637
Convertible note, 10%	6,575	7,869	87,011	36,268	137,723
Convertible note, 12%	2,810	2,838	-	20,578	26,226
Convertible note, 09%	2,696	1,886	-	28,073	32,655
Convertible note, 09%	2,835	3,000	-	28,500	34,335
Other	-	-	-	-	-
Totals	$ 71,598	$43,520	$149,439	$522,926	$787,483

Effective income tax rate.  Our effective tax rate for the three and six month periods ended September 30, 2019 and September 30, 2018 was estimated to be 21%.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the financial statements.

Liquidity and Capital Resources

General

Six Months Ended September 30	2019	2018
Net cash used in operating activities	$ (316,206)	$ 68,898
Net cash used in investing activities	(41,400)	(211,589)
Net cash used in financing activities	230,500	(41,453)
Increase (Decrease) in the cash and cash equivalents	(127,106)	(184,144)

Cash and cash equivalents at the beginning of the period	277,575	448,061
Cash and cash equivalents at the end of the period	$ 150,469	$ 263,917

Working Capital Deficits

The Company’s working capital at September 30, 2019 was a deficit of $4,933,110 compared to working capital deficits of $5,403,654 at March 31, 2019 and $7,906,002 at September 30, 2018.  The working capital deficit net decrease in the six month period ended September 30, 2019 was due largely a) to a $1,134,071 net decrease in derivative liabilities because of valuation changes during the period or the underlying convertible notes were partly or fully paid off, and b) to increases in accrued liabilities (mostly accrued and unpaid compensation costs of $396,200).

As of the date of this filing the Company’s cash balances, are slightly above the $150,469 total at September 30, 2019, and cash remains significantly less than the combined sum of its accounts payable and accrued liabilities as well as note balances, all of which are due within the next 12 months.

As a result, absent additional cash inflows, we do not have adequate capital resources to continue to meet all of our current and future obligations as they may come due over the next quarter and next twelve months.  Implementing our business plans will rely heavily on our ability to raise funds through the issuing of new notes or the stock of the Company.

No assurance can be given that any of these actions can be completed.

Sources and Uses

Six Month period ended September 30, 2019.  Net cash used in operating activities was $316,206 during six month period ended September 30, 2019 compared with a net source of $68,898 during the six month period ended September 30, 2018.  The uses of cash for operations are described above in the discussions of results of operations.  The positive operating cash flow in the six month period ended September 30, 2018 were largely a result of the modestly profitable operations of our service contract.

Cash flow used by investing activities was $41,400 for the six month period ended September 30, 2019 and $211,589 for the six month period ended September 30, 2018. The costs in both periods relate directly to new patent applications and related filing costs.

Net cash flow provided by financing activities was $230,500 for the six month period ended September 30, 2019, compared to net cash of $41,453 used for the six month period ended September 30, 2018.  The elements of the cash sources for the six month period ended September 30, 2019 relate to  three convertible note placements: $43,200  ($38,000 of proceeds net of $5,200 loan discount and closing costs), $57,750 ($50,000 of proceeds net of $7,750 loan discount and closing costs) and $150,000 ($142,500 net of proceeds net of $7,500 loan discount and closing costs).

As a net result of all cash flow activities, cash decreased by $127,106 during the six month period ended September 30, 2019.  The Company had cash of $150,469 as of September 30, 2019.  Cash at the beginning of the period at March 31, 2019 was $277,575.

Six Month period ended September 30, 2018.  The working capital loan had been paid down by $100,000, but that $100,000 was re-borrowed ($98,000 net of $2,000 of transaction costs) by amending the working capital loan which increased the loan balance back to $500,000 (having previously been paid down to a balance of $400,000).  Thus, the re-borrowed $100,000 and initial $500,000 ($600,000 in total cash repayments) were repaid in the six month period ended September 30, 2018.

Three other notes were repaid for cash totaling $166,457 ($25,457, $88,000, and $53,000, respectively)

Cash raised during the six months ended September 30, 2018 relate to proceeds of $658,000 (605,500 net of $52,500 of costs related to the transactions) from issuing four convertible note payable in the amounts of:

•$250,000 ($235,000 net of $15,000 of costs related to the transaction),

•$115,500 ($101,500 net of $14,000 of costs related to the transaction),

•$135,000 ($126,500 net of $  8,500 of costs related to the transaction),

•$157,500 ($142,500 net of $15,000 of costs related to the transaction),

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

Critical Accounting Policies

In Note 2 to the unaudited financial statements for the six month period ended September 30, 2019 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet agreements or understandings, preliminary or otherwise, between the Company and its officers, directors, affiliates, or lending institutions with respect to any loan agreements.

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

We account for non-employee share-based awards based upon the provisions of ASC 505-50, “Equity-Based Payments to Non-Employees.

IronClad had early adopted this new standard in the six month period ended September 30, 2018 and recognition of expenses for outstanding options were re-evaluated for compliance and have been recognized on a straight line basis through final vesting of the respective options.

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

Item 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result, it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2019.  During the quarter ended September 30, 2017 a new director joined and remains on the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of September 30, 2019 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

Part II – Other Information

Item 1.  Legal Proceedings

 None

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through September 30, 2019 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

The Company, formerly named Butte Highlands Mining Company, was incorporated on May 3, 1929 for the purpose of mining.  On January 6, 2017, Butte completed an exchange of shares of Butte’s Class A common stock for 100% of the capital stock of InterLok and changed Butte’s business focus from mining to patented encryption technology.  Except for the modest operations of its newer subsidiary, IronClad Pipeline IC, Inc. (formed in February 2018), the Company and its original wholly-owned subsidiary, InterLok, have no recent profitable operating history upon which an evaluation of its future success or failure can be made.

Its business conducted through its IronClad Pipeline IC, Inc. subsidiary has been the Company’s only source of revenues to date, and the operations of that subsidiary were wound down shortly after July 31, 2018.

One large element of the cumulative losses incurred through September 30, 2019 are a result of costs recognized and incurred from the issuance of stock options, stock grants, re-incorporation between states, and legal and accounting costs.  We have had modest revenues in the past and no profits, and have limited current prospects for future new revenues.  Our ability to achieve and maintain profitability and positive cash flow in the future will depend on:

•our ability to sell encrypted software licenses and related hardware and services,

•our ability to generate revenues and positive cash flows from the sale of encrypted software, services and hardware, and

•our ability to manage development and operating costs.

Based on current plans, we expect to incur operating losses and negative cash flows from consolidated operations in future periods.  This will happen because the costs and expenses associated with the research and development of encryption applications are likely to exceed operating revenues, if any, in the near future.  As a result, we may not generate sufficient revenues, profits, or positive net cash flows in the future.  Failure to generate significant revenues or positive cash flows from operating activities could cause us to suspend or cease operations.

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

For the six month period ending September 30, 2019 and the last three fiscal years we have incurred net losses of $5,012,686 in the six month period ended September 30, 2019, $14,030,370 in the fiscal year ended March 31, 2019, and $11,271,452 in fiscal year ended March 31, 2018.  As a result, we have an accumulated deficit of $33,058,848 as of September 30, 2019.

We anticipate that our operating expenses could increase substantially in the foreseeable future as we continue to enhance our product and service offerings, establish an end-customer base, our sales channels, our operations, hire additional employees, and continue to develop our technology.  These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

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

Our operating structure has also been altered, and any changes or future growth will place significant demands on our management, employees, infrastructure and other resources.  We will also need to continue to improve our financial and management controls and reporting systems and procedures.  We may encounter delays or difficulties in implementing any of these systems.  Additionally, to manage any future change, we will need to hire, train, integrate, and retain a number of highly skilled and motivated employees.  If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed.

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

These risks are greater in the mobile IT market because software is deployed on phones and tablets that run on different operating systems such as iOS, Android and Windows Phone, and these multiple operating systems change frequently in response to consumer demand.  As a result, we may need to release new software updates at a much greater pace than a traditional enterprise software company that supports only PCs.  We may experience technical design, engineering, marketing, and other difficulties that could delay or prevent the development, introduction or marketing of new solutions and enhancements.  As a result, we may not be successful in introducing solutions in a timely or appropriately responsive manner, or at all. If we fail to address these changes successfully, our business and operating results could be materially harmed.

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

Any integration process may require significant time and resources, and we may not be able to manage the process successfully.  We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt, or issue convertible equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our Class A common stock.  The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders.  The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

The Company’s officers and directors beneficially own a significant majority, and will continue to own a majority, of the Company’s Class A common stock and, as a result, can exercise control over stockholder and corporate actions.

Our officers and directors are collectively the beneficial owners of a large portion of the Company’s outstanding Class A common stock and its Series A preferred stock (which holds 80% of the voting power of all classes of stock together).  As such, they will be able to control most matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions.  This concentration of ownership or voting control may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s Class A common stock or prevent stockholders from realizing a premium over the market price for their Shares.

The Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting.  In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.  As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company’s business, financial condition, and results of operations.

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

Our customers will rely on our encryption solutions to secure and store their data, which may include financial records, credit card information, business information, customer information, health information, other personally identifiable information, or other sensitive personal information.  A breach of our encryption methods or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation and time-consuming and expensive litigation.

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

Personal privacy has become a significant issue in the United States and in other countries where we may offer our solutions.  The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future.  Many federal, state, and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information.

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

In addition, many members of our management team only joined us in the last couple of years as part of our investment in the expansion of our business.  Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively.  Furthermore, if we are not effective in retaining our key personnel, our business could be adversely affected and our operating results and financial condition could be harmed.

Competition for highly skilled personnel is often intense.  We may not be successful in attracting, integrating, or retaining qualified personnel to fulfill our current or future needs.  Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

We also experience difficulties in obtaining director and officer liability insurance.  As a result, we may need to expend a significantly larger amount than we previously spent on recruiting, compensating, and insuring new directors and officers.

We currently have material weaknesses in internal control over financial reporting.  If we fail to rectify these weaknesses and then maintain effective controls, we may be subject to litigation and/or costly remediation and the price of our common stock may be adversely affected.

Failure to establish the required controls or procedures, or any failure of those controls or procedures once established, could adversely impact our public disclosures regarding our business, financial condition, or results of operations.  Our management and our auditors have identified a material weakness in our disclosure controls and procedures and in our internal control over financial reporting due to insufficient resources in the accounting and finance department.  Due to these weaknesses, there is more than a remote likelihood that a material misstatement of the consolidated financial statements would not have been prevented or detected.

Should we or our auditors identify any other material weaknesses and/or significant deficiencies; those will need to be addressed as well.  Any actual or perceived weaknesses or conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal control over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal control over financial reporting could adversely impact the price of our common stock and may lead to claims against us.  See Item 9.a and b.

We may be unable to protect our intellectual property adequately, which could harm our business, financial condition, and results of operations.

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

Variations in patent and trademark laws across different jurisdictions may also affect our ability to protect our proprietary technologies consistently across the globe.  The efforts we have taken to protect our intellectual property may not be sufficient or effective, and our trademarks, copyrights, and patents may be held invalid or unenforceable.  We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation may be necessary to enforce our intellectual property rights.

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

We are subject to U.S. federal, state, local, and sales taxes in the United States and may become subject to foreign income taxes, withholding taxes, and transaction taxes in several foreign jurisdictions.  Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes.  During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain.

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

We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes, and value-added taxes against us.  Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

U.S. federal, state, and local government sales are subject to a number of challenges and risks that may adversely impact our business.

Sales to U.S. federal, state, and local governmental agencies may in the future account for a significant portion of our revenue.  Sales to such government entities are subject to the following risks:

•selling to governmental agencies can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;

•government certification requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;

•government demand and payment for our products and services may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely affect our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

•governments may require certain products to be manufactured in the United States and other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, thus affecting our ability to sell these products profitably to governmental agencies.

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

In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole.  Any disruption in the business of our supply chain, manufacturers, logistics providers, partners, or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results.  All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate.  To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment, or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

In the future, we may issue our authorized but previously unissued equity securities, which would result in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  The Company is authorized, as of late October 2019, to issue an aggregate of 6,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.  We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

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

There is currently only a limited public market for shares of our common stock, and an active trading market may never develop.  Our Class A common stock is quoted on the OTC IQ Pink market.  The OTC IQ Pink market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience.  We may not ever be able to satisfy the listing requirements for our Class A common stock to be listed on a national securities exchange, which is often a more widely-traded and liquid market.

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

Should we fail to satisfy the initial listing standards of the national exchanges, or our Class A common stock is otherwise rejected for listing and remains listed on an OTC market or is suspended from the OTC IQ Pink market, the trading price of our Class A common stock could suffer and the trading market for our Class A common stock may be less liquid and our Class A common stock price may be subject to increased volatility.

The price of our Class A common stock historically has been volatile.  This volatility may affect the price at which you could sell your Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.

The closing bid price for our Class A common stock has varied between a high of $12.00 and a low of $0.0001.  This volatility may affect the price at which an investor could sell the Class A common stock, and the sale of substantial amounts of our Class A common stock could adversely affect the price of our Class A common stock.

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

Rule 15g-9 under the Exchange Act establishes the definition of a "penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person's account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Until our Class A common stock is listed on a national securities exchange such as the NYSE American or the NASDAQ Stock Market, we expect our Class A common stock to remain eligible for quotation on the OTC IQ Pink market, or on another over-the-counter quotation system.  In those venues, however, the shares of our Class A common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting.  In addition, at such time, if any, as we are no longer a "smaller reporting company”, our independent registered public accounting firm will have to attest to and report on management's assessment of the effectiveness of such internal control over financial reporting.

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

3.6*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated October 28, 2019.
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

10.41*	Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019.
10.42*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019.
10.43*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019.
10.44*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019.
10.45**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.46**

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

10.49**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.50**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.51**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.52**

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

Dated:  November 19, 2019

  /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:  November 19, 2019

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

3.6*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated October 28, 2019.
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

10.41*	Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019.
10.42*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019.
10.43*	Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019.
10.44*	Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019.

10.45**

Amended and Restated IronClad Encryption Corporation 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.01 of the Company’s current report on Form 8-K (No. 000-53662) filed October 17, 2017)

10.46**

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

10.49**

Employment Agreement by and between IronClad Encryption Corporation and Len E. Walker effective as of January 6, 2017 (incorporated by reference from Exhibit 10.08 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.50**

Employment Agreement by and between IronClad Encryption Corporation and David G. Gullickson effective as of May 1, 2017 (incorporated by reference from Exhibit 10.09 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.51**

Employment Agreement by and between IronClad Encryption Corporation and Monty R. Points effective as of May 1, 2017 (incorporated by reference from Exhibit 10.10 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed August 21, 2017).

10.52**

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