Form 10-Q
period 2019-12-31
IRONCLAD ENCRYPTION Corp
filed 2020-02-19
CIK 1455926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☑QUARTERLY REPORT Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2019

or

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

     2,864,256,139 shares of Class A Common Stock, and

            1,538,872 shares of Class B Common Stock were issued and outstanding as of the close of business on February 18, 2020.

IronClad Encryption Corporation and Subsidiaries

Part I. Financial Information3

Item 1. Financial Statements3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations44

Item 3. Quantitative and Qualitative Disclosures about Market Risks51

Item 4.  Control and Procedures51

Part II – Other Information53

Item 1.  Legal Proceedings53

Item 1A.  Risk Factors53

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds70

Item 3.  Defaults Upon Senior Securities.70

Item 4.  Mine Safety Disclosures70

Item 5.  Other Information.70

Item 6.  Exhibits70

Signatures75

Exhibit Index76

Part I. Financial Information

Item 1. Financial Statements

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Balance Sheets
		December 31,	March 31,
		2019	2019
Assets		(Unaudited)
	Current assets
	Cash and cash equivalents	$150,472	$277,575
	Accounts receivable	-	-
	Prepaid expenses and deposits	36,169	29,900
	Total current assets	186,641	307,475

	Other assets
	Patents and trademarks, net	615,477	367,786

	Total assets	$802,118	$675,261

Liabilities and Stockholders' Equity (Deficit)
	Current liabilities
	Accounts payable	$993,680	$604,149
	Accounts payable, legal fees	379,595	382,885
	Accounts payable, related parties	67,759	96,506
	Accrued liabilities	235,420	237,660
	Accrued liabilities, payroll	2,285,060	1,686,260
	Accrued interest	75,082	109,534
	Convertible note payable, net, 10%	-	82,500
	Convertible note payable, net, 10%	-	45,500
	Convertible note payable, net, 10%	-	82,500
	Convertible note payable, net, 12%	-	4,000
	Convertible note payable, net, 9%	-	39,274
	Convertible note payable, net, 9%	-	1,000
	Convertible note payable, net, 10%	-	46,318
	Convertible note payable, net, 12%	122,286	103,526
	Convertible note payable, net, 10%	2,109	13,192
	Convertible note payable, net, 12%	16,140	7,120
	Convertible note payable, net, 9%	112,231	21,083
	Convertible note payable, net, 12%	32,912	707
	Convertible note payable, net, 12%	21,131	-
	Convertible note payable, net, 10%	77,862	-
	Convertible note payable, net, 8%	21,009	-
	Convertible note payable, net, 10%	25,000	-
.	Derivative liabilities on convertible notes payable	917,041	2,147,415
	Total current liabilities	5,384,317	5,711,129
	Commitments and contingencies	-	-
	Total liabilities	5,384,317	5,711,129
	Stockholders' equity (deficit)
	Preferred stock, Series A, $0.001 par value, 20,000,000 shares authorized; 100 and 0 shares issued and outstanding	0	-
	Common stock, Class A, $0.001 par value, 50,000,000,000 shares authorized; 2,308,506,024 and 140,168,393 shares issued and outstanding, respectively	2,308,566	140,168
	Common stock, Class B, $0.001 par value, 1,707,093 shares authorized; 1,538,872 shares issued and outstanding	1,539	1,539
	Additional paid-in capital	30,926,820	22,783,591
	Common Class A, converted at discount to par	(1,662,564)	-
	Stock to be issued	-	6,400
	Accumulated deficit	(36,156,560)	(27,967,566)
	Total stockholders' equity (deficit)	(4,582,199)	(5,035,868)

	Total liabilities and stockholders' equity	$802,118	$675,261

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Statements of Operations
	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$780,211

Operating expenses
Product development cost	345,069	562,724	1,101,004	1,712,521
Services	-	24,256	-	562,181
General and administrative	430,918	690,572	1,264,549	1,985,301
Officer and director fees	1,401,297	1,591,365	4,191,050	4,240,969
Investor relations	49,273	56,080	146,771	187,300
Professional fees	71,861	27,136	125,778	177,267
Amortization	4,646	-	12,336	30
Total operating expenses	2,303,064	2,952,133	6,841,488	8,865,569

Loss from operations	(2,303,064)	(2,952,133)	(6,841,488)	(8,085,358)

Other income (expense)
Interest income	-	1	-	2
Interest expense	(228,924)	(334,781)	(1,009,334)	(1,122,264)
Financing fees	(8,500)	(99,475)	(21,400)	(623,081)
Loss on issuance of convertible notes with derivatives	(239,628)	-	(810,838)	-
Gain (loss) on valuations of derivative liabilities	28,135	3,061,216	918,393	(1,064,975)
Prepayment penalties, (loss on conversion)	(28,875)	-	(28,875)	(51,065)
Total other income (expense)	(477,792)	2,626,961	(952,054)	(2,861,383)

Loss before taxes	(2,780,856)	(325,172)	(7,793,542)	(10,946,741)

Income taxes
Income tax benefit	-	-	-	-
Income tax expense	-	-	-	-
Total income tax benefit (expense)	-	-	-	-

Net loss	$(2,780,856)	$(325,172)	$(7,793,542)	$(10,946,741)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.16)

Weighted average number of common stock shares outstanding, basic and diluted	1,572,004,075	70,167,684	716,569,189	69,014,549

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries Consolidated Statements of Stockholders’ Equity (Unaudited)
	Common Stock					Shares To Issue, or		Total
	Class A		Class B		Paid-in	Converted	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Below Par	Deficit	Equity (Deficit)

Balance, March 31, 2018	66,457,071	$66,457	1,538,872	$1,539	$11,514,917	$101,750	(13,703,597)	(2,018,934)

Common stock issued for services	125,000	125	-	-	209,125	(101,750)	-	107,500
Common stock issued for debt conversions	32,219	32	-	-	44,122	-	-	44,155
Common stock issued for convertible debt	240,384	240	-	-	165,625	-	-	165,865
Stock options issued for development	-	-	-	-	559,510	-	-	559,510
Stocks options issued for services, g & a	-	-	-	-	548,077	-	-	548,077
Stock options issued for officers and directors	-	-	-	-	1,168,605	-	-	1,168,605
Stock options issued for convertible debt	-	-	-	-	43,123	-	-	43,123
Net income for period	-	-	-	-		-	(2,964,894)	(2,964,894)
Balance, June 30, 2018	66,854,674	$66,855	1,538,872	$1,539	$14,253,104	$-	$(16,668,491)	$(2,346,993)

Common stock issued for services	2,000	2	-	-	898	-	-	900
Common stock issued for debt conversions	371,484	371	-	-	49,629	-	-	50,000
Exercise of stock options	140,000	140	-	-	20,860	-	-	21,000
Stock options issued for development	-	-	-	-	562,724	-	-	562,724
Stock options issued for services, g & a	-	-	-	-	518,466	-	-	518,466
Stock options issued for officers and directors	-	-	-	-	1,181,447	-	-	1,181,447
Retirement of derivative liabilities	-	-	-	-	145,664	-	-	145,664
Net income for period	-	-	-	-		-	(7,656,675)	(7,656,675)
Balance, September 30, 2018	67,368,158	$67,368	1,538,872	$1,539	$16,732,792	$-	$(24,325,166)	$(7,523,467)

Common stock issued for services	50,000	50	-	-	15,950	3,200	-	19,200
Common stock issued for debt conversions	1,210,654	1,210	-	-	98,789	-	-	100,000
Stock options issued for development	-	-	-	-	562,724	-	-	562,724
Stock options issued for services, g & a	-	-	-	-	550,056	-	-	550,056
Stock option issued for officers and directors	-	-	-	-	1,206,447	-	-	1,206,447
Retirement of derivative liability	-	-	-	-	800,244	-	-	800,244
Net income for period	-	-	-	-		-	(325,172)	(325,172)
Balance, December 31, 2018	68,628,812	$68,628	1,538,872	$1,539	$19,967,003	$3,200	$(24,650,338)	$(4,609,968)

Common stock issued for services	100,000	100	-	-	4,500	3,200	-	7,800
Common stock issued for debt conversions	63,964,811	63,968	-	-	257,439	-	-	321,407
Stock options issued for development	-	-	-	-	(42,223)	-	-	(42,223)
Stock options issued for services, g & a	-	-	-	-	376,642	-	-	376,642
Stock option issued for officers and directors	-	-	-	-	1,155,764	-	-	1,155,764
Stock options issued for financing fees	-	-	-	-	10,265	-	-	10,265
Cashless exercise of warrants	7,474,770	7,473	-	-	113,536	-	-	121,009
Retirement of derivative liabilities	-	-	-	-	828,079	-	-	828,079
Dividend treatment, convertible note warrants	-	-	-	-	112,587	-	(233,599)	(121,012)
Net income for period	-	-	-	-	-	-	(3,083,630)	(3,083,630)
Balance, March 31, 2019	140,168,393	$140,169	1,538,872	$1,539	$22,783,591	$6,400	$(27,967,567)	$(5,035,868)

Common stock issued for debt conversions	161,707,755	161,708	-	-	545,970	-	-	707,677
Stock options issued for development	-	-	-	-	408,587	-	-	408,587
Stocks options issued for services, g & a	-	-	-	-	338,349	-	-	338,349
Stock options issued for officers and directors	-	-	-	-	1,168,606	-	-	1,168,606
Retirement of derivative liabilities	-	-	-	-	1,045,523	-	-	1,045,523
Dividend treatment, convertible note warrants	-	-	-	-	78,596	-	(78,596)	-
Net income for period	-	-	-	-	-	-	(2,926,011)	(2,926,011)
Balance, June 30, 2019	301,876,148	$301,876	1,538,872	$1,539	$26,369,222	$6,400	$(30,972,173)	$(4,293,136)

Common stock issued for financing services	10,000	10	-	-	11,390	-	-	11,400
Common stock issued for services, g & a	20,000	20			6,380	(6,400)	-	-
Stock options issued for development	-	-	-	-	346,548	-	-	346,548
Stock options issued for services, g & a	-	-	-	-	308,802	-	-	308,802
Stock options issued for officers & directors	-	-	-	-	1,181,447	-	-	1,181,447
Net income for period	-	-	-	-	-	-	(2,086,675)	(2,086,675)
Balance, September 30, 2019	301,906,148	$301,906	1,538,872	$1,539	$28,223,789	$-	$(33,058,848)	$(4,531,614)

Common stock issued for debt conversions	2,006,659,874	2,006,660	-	-	25,303	(1,662,564)	-	369,399
Stock options issued for development	-	-	-	-	345,069	-	-	345,069
Stock options issued for services, g & a	-	-	-	-	308,063	-	-	308,063
Stock options issued for officers & directors	-	-	-	-	1,181,447	-	-	1,181,447
Retirement of derivative liabilities	-	-	-	-	526,293	-	-	526,293
Dividend treatment, convertible note warrants	-	-	-	-	316,856	-	(316,856)	-
Net income for period	-	-	-	-	-	-	(2,780,856)	(2,780,856)
Balance, December 31, 2019	2,308,566,022	$2,308,566	1,538,872	$1,539	$30,926,820	$(1,662,564)	$(36,156,560)	$(4,582,199)

The accompanying notes are an integral part of these consolidated financial statements.

IronClad Encryption Corporation and Subsidiaries Condensed Consolidated Statements of Cash Flows
	Nine Months Ended December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net loss	$(7,793,542)	$(10,946,741)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization expense	12,336	30
Amortization of discounts amounts on notes	68,063	130,593
Amortization of loan discount costs, BCFs	-	224,869
Amortization of loan discount costs, derivatives	656,414	661,410
Financing fees	10,000	623,081
Repayment penalties	28,875	-
(Gain) loss on revaluation of derivative liabilities	(918,393)	1,064,975
(Gain) loss on (retirement) issuance of derivative liabilities	810,838	-
Common stock issued for services, administrative	11,400	85,400
Common stock issued for services, professional fees	-	25,409
Stock options issued for services, product development	1,100,204	1,684,958
Stock options issued for services, general and administrative	955,213	1,616,600
Stock options issued for officers and directors	3,531,500	3,556,500
Changes in assets and liabilities:
Decrease in accounts receivable	-	301,978
Decrease (increase) in prepaid expenses and deposits	(6,269)	3,156
Increase in accounts payable	357,494	(23,803)
Increase in accrued liabilities	596,561	705,533
Increase in accrued interest	263,230	85,752
Net cash provided or (used) by operating activities	(316,076)	(200,300)

Cash flows from investing activities
Patent applications	(260,027)	(200,599)
Net cash used by investing activities	(260,027)	(200,599)

Cash flows from financing activities
Proceeds from issuing convertible note payable, 8%, and 8.5%, respectively	43,200	100,000
Less transaction costs	(5,200)	(2,000)
Repayment of amended 8.5% note	-	(600,000)
Repayment of 6.5% note (insurance)	-	(25,457)
Proceeds from issuing convertible note payable, 12% and 10%, respectively	57,750	250,000
Less transaction costs	(7,750)	(15,000)
Repayment of 10% note	-	(150,000)
Proceeds from issuing convertible note payable, 10% and 12%, respectively	150,000	115,500
Less transaction costs	(7,500)	(14,000)
Proceeds from issuing convertible note payable, 8% and 9%, respectively	84,500	135,000
Less transaction costs	(8,500)	(8,500)
Proceeds from issuing convertible note payable, 10% and 9%, respectively	150,000	157,500
Less transaction costs	(7,500)	(15,000)
Repayment of 12% note	-	(88,000)
Repayment of 12% note	-	(53,000)
Proceeds from issuing convertible note payable, 12%	-	181,170
Less transaction costs	-	(30,824)
Proceeds from issuing convertible note payable, 10%	-	107,000
Less transaction costs	-	(5,000)
Proceeds from issuance of common stock (conversion of options), & other, net	-	23,418
Net cash provided or (used) by financing activities	449,000	62,807
Decrease in cash and cash equivalents	(127,103)	(338,092)
Cash, beginning of period	277,575	448,061
Cash, end of period	$150,472	$109,969

Supplemental Cash Flow Information (no income taxes paid)
Interest paid	$691	$726
Income taxes paid	$-	$-
Common stock issued to retire convertible notes payable	$1,077,076	$70,000
Non-cash beneficial conversion rights, 10% note payable	$-	$208,986
Beneficial conversion & derivative liability features related to notes issued	$449,000	$717,587

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented.  Operating results for the nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception.  As of December 31, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations.  As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $36,156,560.  The Company's working capital deficit is $5,197,676 (current assets minus current liabilities; current liabilities in this case being greater than current assets; a $3,849,955 deficit if notes payable and derivative liabilities, all treated as current, are excluded).

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

Fair Value Measures

The Company's financial instruments, as defined by the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 825-10-50 Financial Instruments—Overall (and subtopics), include cash, receivables, accounts payable and accrued liabilities.  All instruments are accounted for on an historical

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

cost basis, which, due to the short maturity of these financial instruments, approximates their fair values at December 31, 2019 and March 31, 2019.

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

At December 31, 2019 and March 31, 2019, the Company had conversion features embedded in its convertible notes payable.  The fair value measurements of those derivatives, using a binomial valuation model, was $917,041 at December 31, 2019 and $2,147,415 at March 31, 2019 and is reported as “convertible notes payable derivative liabilities” on the balance sheet.  The derivative liabilities are measured as Level 3 items.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months.  The standard is effective for calendar years beginning after December 15, 2018; no material impact to the reporting in the financial statements of the Company occurred from the adoption of this standard.

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

The Company has a set of convertible notes that have warrants with down round features and there have been events which have triggered recognition of the down round features.  The accounting recognition of these features involves significant estimates by the Company management.  Details are more completely discussed in the footnotes below.

The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has cumulatively reduced retained earnings by $629,051.  Three reporting quarters have been affected to date, Reductions to retained earnings have been recognized for $233,599 in the three month period ended March 31, 2019, for $78,596 in the three-month period ended June 30, 2019, and $316,856 in the three-month period ended December 31, 2019.

Note 3.  Patents and Trademarks

Patents and trademarks are as follows:

	December 31, 2019	March 31, 2019
Patents and trademarks under development	$445,731	$217,744

Patents issued	185,841	153,801
Less accumulated amortization	(16,095)	(3,759)
	169,746	150,042

Patents, net	$615,477	$367,786

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amortization expenses for intangible assets during the three and nine month periods ended December  31, 2019 and year ended March 31, 2019 were $4,646, $12,336, and $3,759, respectively.

Costs capitalized at December 31, 2019 totaling $631,572 are for $445,731 for new patents and trademarks under development (but as yet not awarded) and for $185,841 for new patents issued in December 2018 and January 2019. The patents and trademarks under development will not be amortized until formally issued.  To the extent that a patent or trademark is not ultimately awarded the associated costs will be expensed accordingly at the time such an outcome is apparent.

IronClad filed fourteen patent applications during the fiscal years ended March 31, 2019 and March 31, 2018.  These awarded and pending patents expand upon the initial scope of the original “seminal” patents and provide up to twenty additional years of enforceable intellectual property rights regarding authentication, validation, and encryption for all electronic transmissions associated devices.  IronClad’s original patent portfolio included three issued and granted US patents.  Each of the three original patents had expired and all three were written off at or prior to December 31, 2018.

New U.S. Patents Issued by the United States Patent and Trademark Office

On January 14, 2020 the U.S. Patent and Trademark Office, an agency within the U.S. Department of Commerce, formally issued a new patent that the Company had applied for on April 5, 2019.  The patent (USP 10,536,445) covers the Company’s key management approach for use in Blockchain situations by securitizing and encrypting the blockchain with Distributed Auto-synchronous Array data bases (“DASA dBs”).

The Company is optimistic that another patent, previously applied for (USP 10,579,793), will be issued in March 2020 which covers uses in software containers.  Software containers are a standard unit of software that packages up software code and all its dependencies so that a given application runs quickly and reliably from one computing environment to another. A container image is a lightweight, standalone, executable package of software that includes everything needed to run an application: code, runtime, system tools, system libraries and settings.

Note   4.  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2019 and March 31, 2019, the Company had $0 and $0, respectively, on deposit in excess of the FDIC insured limit.

Note  5.  Related Party Transactions

At December 31, 2019 and March 31, 2019, the Company owed approximately $67,759 and $96,506 in accounts payable to management and related parties.  Of the $235,420 and $237,660 of accrued liabilities at December 31, 2019 and March 31, 2019, approximately $0 and $75,003, respectively, of those amounts are owed to the president of the Company; the costs primarily related to travel costs incurred in raising funds for the Company.

See also Note 12 regarding stock option awards to management of the Company.

Note  6.  Notes Payable

Starting in June, 2017 the Company has entered in to twenty-four loan agreements, twenty-two of which have been convertible notes with features enabling the note holder to convert loan principal, interest and selected conversion fees into the Class A common stock of the Company.  Accounting for each basic note

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

includes recognition of the principal and contra liability accounts for original issue discounts, beneficial conversion features in many instances, and derivative liabilities.  The convertible features of the twenty-two loans also cause a separate (non-contra liability) derivative liability recognition apart from the underlying note.

The note disclosures below, in chronological order, relate to notes reflected on the balance sheets or relate to interest expense recognition, as appropriate, in the year to date periods covered in this report.

Notes Payable Funded in Twelve-month Period Ended March 31, 2018

Commitment Note and Convertible Note, Equity Line (Three Tranches) with 10% Interest Rate

On August 24, 2017, IronClad entered into an Investment Agreement to establish an equity line of funding for the potential future issuance and purchase of IronClad’s shares of Class A common stock.  See Note 7.

Commitment Note, Equity Line, $82,500 with 10% Interest Rate.

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

Derivative Liability.  The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.70 per share (based on a $1.67 closing price less the $0.97 per share present value of the conversion price) was approximately $79,137 using a Black-Scholes valuation model.  That amount was recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  This resulted in a net liability value of $3,362.  The amount was amortized as interest expense over an estimated “remaining” three-month life of the already matured loan.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense.  During the nine-month period ended December 31, 2019, $2,102 of regular interest and $42,116 of default interest was expensed.  During the nine-month period ended December 31, 2018, $11,623 of regular interest and $79,137 of the derivative liability note discount was recognized as interest expense.

Convertible Note, Equity Line, Initial Consideration: $165,000 First Tranche of Three with 10% Interest Rate.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $0 of regular interest and $0 derivative liability note discount. In the case of this one note, the discount related to the derivative liability had been fully expensed prior to the quarter because all amounts owed relating to the note were converted as of March 1, 2019.  During the nine-month period ended December 31, 2018, $15,694 of regular interest, $0 of original issue discount and $155,000 of derivative liability note discount was recognized as interest expense.

Convertible Note, Equity Line, Second Tranche of Three, $82,500 with 10% Interest Rate.

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

The Third Tranche and last of this Equity Line is separately discussed several pages below.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $406 of regular interest, $0 of original issue discount, and $0 derivative liability note discount was expensed.  During the nine-month period ended December 31, 2018, $12,098 of regular interest, $20,916 of original issue discount and $57,024 of derivative liability note discount was recognized as interest expense.

Convertible Notes, Post Maturity Derivative Liabilities.  At May 23, 2018 the second tranche of the 10% Convertible Note for $82,500 reached its maturity date and was not repaid in cash.  Consequently, the note was in “maturity date default” and pursuant to the terms of the loan was convertible at the lesser of $1.00 or 65% of the average lowest two trades for the prior 20 days, resulting in initial recognition for derivative treatment.

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

Interest Expense.  The note was repaid in mid-July, 2018; thus, during the nine-month period ended December 31, 2019 no interest was recorded on the note.  During the nine-month period ended December 31, 2018, $4,133 of regular interest and $1,178 of original issue discount, and $57,990 of derivative liability note discount was recognized as interest expense.

Working Capital Loan for Services to New Customer of IronClad Pipeline IC, Inc. with 8.5% Interest Rate.

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

On March 21, 2018, IronClad borrowed additional $245,000 gross proceeds as a second advance under the Agreement.  Proceeds received net of the transaction fee were $240,000.

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

The Agreement is also supported by a personal $500,000 guarantee from an officer of the Company.  IronClad owed the officer a 5% guarantee fee of $25,000; $15,000 was paid shortly after June 30, 2019 and the remaining $10,000 balance was paid in the three months ended December 31, 2019.  The guarantee fee was reviewed and approved by the Compensation Committee of the Board (as were the two payments) which determined that the 5% fee was an appropriate market-based rate for guarantees of loans of this nature and comparable risk.

Terms of the Agreement specified that the uses of funds were to be limited to only supporting the operations of the service contract and loan repayment.  The terms of the Agreement were amended, effective June 11, 2018, to also permit the use of funds for certain new patent application filings of IronClad.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense.  The note was repaid in mid-September, 2018; thus, during the nine-month period ended December 31, 2019 no interest was recorded on the note.  During the nine-month period ended December 31, 2018, $16,137 of regular interest and $10,706 of original issue discount amortization was recognized as interest expense.

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

Interest Expense.  Because the note was repaid in August, 2018, no interest was recorded on the note during the nine-month period ended December 31, 2019.  During the nine-month period ended December 31, 2018, $2,492 of regular interest and $2,585 of original issue discount and $42,862 of derivative liability note discount was recognized as interest expense.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense.  Because the note was repaid in July, 2018 no interest was recorded on the note during the nine-month period ended December 31, 2019.  During the nine-month period ended December 31, 2018, $726 of regular interest was recognized as interest expense

Convertible Note, Equity Line, Third Tranche of Three, $82,500 with 10% Interest Rate.

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

On October 15, 2018, the third tranche reached its maturity date and was not repaid in cash.  Consequently, the note was in “maturity date default” and, pursuant to the terms of the loan, was convertible at the lesser $1.00 or 65% of the average lowest two trades for the prior 20 days, resulting in an initial recognition for derivative treatment.

Derivative Liability.  The valuation of the derivative liability related to the $82,500 borrowing on the Convertible Note and with an intrinsic value of $0.2432 per share was approximately $20,064 using a Black-Scholes valuation model.  That amount was recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.   The amount was amortized as interest expense over an estimated “remaining” three-month life of the already matured loan.

The First and Second Tranches of this Equity Line are separately discussed several pages above.

Interest Expense.  During the nine-month period ended December 31, 2019, $2,080 of regular interest, $0 of original issue discount, $0 of beneficial conversion and $0 of derivative liability and $134,308 of default interest was expensed.  During the nine-month period ended December 31, 2018, $9,167 of regular interest, $11,544 of original issue discount and $59,004 of beneficial conversion and $17,166 of derivative liability note discount was recognized as interest expense.

Notes Payable Funded in Twelve-month Period Ended March 31, 2019

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

Interest Expense.  Because the note was repaid in November, 2018, no interest was recorded on the note during the nine-month period ended December 31, 2019.  During the nine-month period ended December 31, 2018, $8,873 of regular interest, $58,121 of original issue discount amortization, $165,865 of amortization of beneficial conversion feature, and $26,342 of derivative liability note discount was recognized as interest expense.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $(22*) of (negative*) regular interest, $0 of original issue discount, and $0 of derivative liability note discount was recognized as interest expense.  During the nine-month period ended December 31, 2018, $6,303 of regular interest and $6,367 of original issue discount and $46,162 of derivative liability note discount was recognized as interest expense.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note, $135,000 with 9% Interest Rate.

On July 11, 2018 IronClad entered into a Securities Purchase Agreement (SPA) to issue a 9% convertible note payable for an aggregate principal amount of $270,000 comprised of the First Note (“First Note Aa”) being in the amount of $135,000.00, and the remaining note in the amount of $135,000.00, (“Back End Note Ab”).  The Company received cash proceeds of $126,500 from the First Note Aa net of transaction costs of $8,500.  The $8,500 was recorded as a discount amount on the note payable and was amortized as interest expenses over the life of the note.

The First Note Aa matured on July 11, 2019 and interest costs accrued on the unpaid principal balance at 9% annually until July 11, 2019, and after that if not paid at maturity interest accrued annually at 24% until the principal amount and all interest accrued and unpaid were paid.

The Back-End Note Ab carried the same terms as the First Note Aa, except it could not be repaid, but only converted.  The Company was under no obligation to accept the Back-End Note Ab, but could do so at its sole discretion, following 180 days from the date of the note (dated July 11, 2018).  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $131,500 that could be exchanged for cash against the Back-End Note Ab.  On January 25, 2019, the holder of the note chose to cancel the Back-End Note Ab without the Company borrowing under the note.

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

Derivative Liability.  The valuation of the derivative liability related to the $135,000 borrowing on the First Note Aa and with an intrinsic value of $0.54 per share was approximately $248,386 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $126,500 ($135,000 net of $8,500) and was amortized as interest expense over the life of the loan.  The remaining $121,886 was expensed as financing fees at the inception of the note.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense.  During the nine-month period ended December 31, 2019, $(697*) of (negative*) regular interest, $2,375 of unamortized original issue discount, and $35,351 of derivative liability note discount was recognized as interest expense.  During the nine-month period ended December 31, 2018, $5,759 of regular interest, $4,029 of original issue discount, and $59,958 of derivative liability note discount was recognized as interest expense.

Convertible Note, $157,500 with 9% Interest Rate, First Note (“First Note Ba” and “Back End Note Bb”).

On July 19, 2018, IronClad entered into a Securities Purchase Agreement (SPA) to issue a 9% convertible note payable for an aggregate principal amount of $315,000 comprised of the first note ( “First Note Ba”) being in the amount of $157,500, and the remaining note in the amount of $157,500, (the “Back End Note Bb”).  The Company received cash proceeds of $142,500 from the First Note Ba net of transaction costs of $15,000 that included $7,500 for attorneys’ fees.

The First Note Ba matured on July 19, 2019 and interest costs accrued on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.  The Back-End Note Bb carries the same terms as the First Note Ba, except it may not be repaid in cash, but only converted.

The Company accepted the Back End Note Bb on March 19, 2019.  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $150,000 that was exchanged for cash against the Back-End Note Bb (discussed separately several pages below).

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative Liability.  The valuation of the derivative liability related to the $157,500 borrowing on the First Note Ba and with an intrinsic value of $0.5482 per share was approximately $295,227 using a binomial pricing model.  That amount was recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $142,500 ($157,500 net of $15,000) and was amortized as interest expense over the life of the loan.  The remaining $152,727 was expensed as financing fees at the inception of the note.

Interest Expense.  During the nine-month period ended December 31, 2019, $(291*) of (negative*) regular interest, $0 of original issue discount, and $0 of derivative liability note discount was recognized as interest expense on the First note.  During the nine-month period ended December 31, 2018, $6,408 of regular interest and $6,781 of original issue discount was recognized as interest expense, and $64,418 of derivative liability note discount was recognized as interest expense.

Convertible Note, $107,000 “a” with 10% Interest Rate (unrelated to similar loaned amount below).

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

Interest Expense.  During the nine-month period ended December 31, 2019, $816 of regular interest, $2,836 of original issue discount, and $57,847 of derivative liability note discount was recognized as interest

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expense.  During the nine-month period ended December 31, 2018, $1,993 of regular interest, $914 of original issue discount, and $19,003 of derivative liability note discount was recognized as interest expense.

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

The dates, shares issued, and principal amounts repaid at each conversion event are as follows:

Conversion Date	Principal Outstanding	Principal Reduction	Shares Issued	Exercise Price
12/31/2018	$181,170
04/17/2019	$168,261	$(12,909)	4,361,220	$0.00296
06/10/2019	$147,828	$(20,433)	8,374,250	$0.00244
08/10/2019	$141,083	$(6,744)	6,075,8566	$0.00111
10/16/2019	$135,169	$(5,915)	14,081,976	$0.00042
10/22/2019	$129,045	$(6,123)	14,579,310	$0.00042
10/31/2019	$126,342	$(2,704)	18,025,733	$0.00015
11/11/2019	$125,988	$(353)	11,780,000	$0.00003
11/13/2019	$124,080	$(1,908)	47,698,000	$0.00004
11/18/2019	$122,286	$(1,794)	44,857,750	$0.00004

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

During the three-month period ended June 30, 2019, there were also multiple events that caused the down round feature to be triggered again.  The cumulative effect reduced the exercise price to $0.0024 and the number of warrants exercisable was increased to 37,743,750.  As a result, the valuation of the warrants increased to $201,663 and a reduction to retained earnings was recorded for the difference, similar to a dividend, in the amount of $78,596.  During the three-month period ended December 31, 2019, revaluations of the down round feature caused a further reduction of $316,856 in retained earnings in the form of a constructive ‘dividend’ for accounting purposes.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $20,782 of regular interest, $13,210 of original issue discount, and $64,434 of derivative liability note discount was recognized as interest expense.  During the nine-month period ended December 31, 2018, $3,986 of regular interest and $7,452 of original issue discount amortization and 36,348 of derivative liability amortization was recognized as interest expense.

Convertible Note, $107,000 “b” with 10% Interest Rate (unrelated to similar loaned amount above).

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

The holder of the note is entitled, at any time after cash payment, to convert all or any amount of the principal face amount of the note then outstanding into shares of the Company’s common stock.  The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period including the day upon which the notice of conversion is received conversion date.  The Company will keep available authorized shares reserved, initially 11,551,000 shares.  During the three-month period ended December 31, 2019, the holder of the note converted $91,700 of principal and $6,262 of accrued interest into 195,151,813 shares of Class A common stock.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense.  During the nine-month period ended December 31, 2019, $6,284 of regular interest, $3,767 of original issue discount, and $76,849 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the nine-month period ended December 31, 2018.

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

The holder of the note, at its sole election, may convert the note into shares of common stock of Company the six month anniversary of the note, the conversion price shall be equal to 65% of the lowest trading price for the fifteen prior trading days including the day upon which a notice of conversion is received. During the three-month period ended December 31, 2019, the holder of the note converted $63,365 of principal and $2,500 of financing fees into 96,980,000 shares of Class A common stock.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $8,159 of regular interest, $5,839 of original issue discount, and $37,671 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the nine-month period ended December 31, 2018.

Event of Default. On October 1, 2019 a default event occurred that triggered an increase in principal of $28,875.

Convertible Note, $157,500 with 9% Interest Rate, Back End Note Bb (related to First Note Ba discussed several paragraphs above).

The Back-End Note Bb was accepted on March 14, 2019 and matured on July 19, 2019.  Interest costs accrued on the unpaid principal balance at 9% annually until July 19, 2019, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.  The Back-End Note Bb carries the same terms as the First Note Ba, except it may not be repaid in cash, but only by converting to common stock.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated March 14, 2019) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a fixed conversion price of $1.00 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right. During the three-month period ended December 31, 2019, the holder of the note converted $45,269 of principal into 567,384,999 shares of Class A common stock.

Derivative Liability.  The valuation of the derivative liability related to the $157,500 borrowing on the Back-End Note Bb and with an intrinsic value of $0.0096 per share was approximately $352,448 using a binomial pricing model.  That amount is recorded as a contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.  The amount of the derivative liability note discount formally recorded was $142,500 ($157,500 net of $15,000) and was amortized as interest expense over the life of the loan.  The remaining $209,948 was expensed as financing fees as of the inception date of the note.

Interest Expense.  During the nine-month period ended December 31, 2019, $19,932 of regular interest, $12,992 of original issue discount, and $123,425 of derivative liability note discount was recognized as interest expense. on the Back-End Note Bb.  There was no corresponding expense during the nine-month period ended December 31, 2018.

Convertible Note, $86,250 with 12% Interest Rate, First Note Ca (“First Note Ca” and “Back End Cb” and Collateralized Notes).

On March 28, 2019, IronClad entered into a Securities Purchase Agreement (SPA) to issue a 12% convertible note payable for an aggregate principal amount of $172,500 comprised of the first note (“First Note Ca”) being in the amount of $86,250, and the remaining note in the amount of $86,250 (the “Back End Note Cb”).  The Company received cash proceeds of $75,000 from the First Note Ca net of transaction costs of $11,250 that included $3,750 for attorneys’ fees.

The First Note Ca matures on March 28, 2020 and interest costs accrue on the unpaid principal balance at 12% annually until March 28, 2020, and after that if not paid at maturity interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.  The Back-End Note Cb carries the same terms as the First Note Ca, except it may not be repaid in cash, but only by a conversion to Class A common stock.  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $78,750 that may be exchanged for cash against the Back-End Note Cb.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated March 28, 2019) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen-day trading period ending on the last trading day prior to exercising the conversion right.  The Company will keep available authorized shares reserved, initially 130,000,000 shares. During the three-month period ended December 31, 2019, the holder of the note converted $32,600 of principal and $2,181of accrued interest into 69,802,132 shares of Class A common stock.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Expense.  During the nine-month period ended December 31, 2019, $7,166 of regular interest, $8,453 of original issue discount, and $56,352 of derivative liability note discount was recognized as interest expense. There was no corresponding expense during the nine-month period ended December 31, 2018.

Notes Payable Funded in Nine-month Period ended December 31, 2019

Convertible Note, $43,200 with 8% Interest Rate, First Note (“First Note Da”; and “Back End Note Db”, and Collateralized Notes).

On April 12, 2019, IronClad entered into a Securities Purchase Agreement (SPA) to issue an 8% convertible note payable for an aggregate principal amount of $86,400 comprised of the first note (“First Note Da”) being in the amount of $43,200, and the remaining note in the amount of $43,200, (the “Back End Note Db”).  The Company received cash proceeds of $38,000 from the First Note Da net of transaction costs of $5,200.  The $5,200 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.

The First Note Da matures on April 12, 2020 and interest costs accrue on the unpaid principal balance at 8% annually until February 14, 2020, and after that if not paid at maturity interest accrues annually at 24% until the principal amount and all interest accrued and unpaid are paid.

The Back-End Db Note carries the same terms as the First Note Da, except it may not be repaid, but only converted.  The Company is under no obligation to accept the Back-End Note Db, but may do so at its sole discretion, following 180 days from the date of the note (dated April 12, 2019).  As part of the SPA, the holder issued the Company a collateralized secured promissory note in the amount of $40,000 that may be exchanged for cash against the Back-End Note Db.  The Back-End Note Db was not consummated and not funded.

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company at any time during the period beginning on the date which is 180 days following the date of the note (dated July 11, 2018) and ending on the later of i) the maturity date, or ii) the date of payment of a default amount, if any.

The shares to be issued are a function of a fixed conversion price of $0.50 per share for six months, and thereafter until maturity at a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period ending on the last trading day prior to the conversion date.  The Company will keep available authorized shares reserved, initially 2,100,000 shares.  During the three-month period ended December 31, 2019, the holder of the note converted $43,200 of principal and $1,899 of accrued interest into 292,901,855 shares of Class A common stock, effectively retiring the note.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $1,899 of regular interest, $5,200 of original issue discount, and $38,000 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the nine-month period ended December 31, 2018.

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

The holder of the note, at its sole election, may convert the note into shares of common stock of the Company after the six month anniversary of the note; the conversion price shall be equal to 65% of the lowest trading price for the fifteen prior trading days including the day upon which a notice of conversion is received. During the three-month period ended December 31, 2019, the holder of the note converted $18,474 of principal and $2,500 of financing fees into 251,160,000 shares of Class A common stock.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $4,471 of regular interest, $5,315 of original issue discount, and $34,290 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the nine-month period ended December 31, 2018.

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

The shares to be issued upon conversion are a function of a variable conversion price which is 65% of a market price defined to be the lowest trading price for the Company’s common stock during the fifteen day trading period including the day upon which the notice of conversion is received conversion date.  The Company will keep available authorized shares reserved, initially 61,538,000 shares. During the three-month period ended December 31, 2019, the holder of the note converted $16,400 of principal and $944 of accrued interest into 266,829,385 shares of Class A common stock.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

liability note discount formally recorded is $142,500 ($150,000 net of $7,500) and will be amortized as interest expense over the life of the loan.  The remaining $265,371 is expensed as a loss on the issuance of the note during the three-month period ended June 30, 2019.

Interest Expense.  During the nine-month period ended December 31, 2019, $9,493 of regular interest, $4,713 of original issue discount, and $89,549 of derivative liability note discount was recognized as interest expense.  There was no corresponding expense during the nine-month period ended December 31, 2018.

New Notes Payable Funded in Three-month Period Ended December 31, 2019

Convertible Note, $84,500 with 8% Interest Rate.

On October 1, 2019, IronClad entered into a Securities Purchase Agreement to issue an 8% convertible note payable for an aggregate principal amount of $84,500.  The Company received cash proceeds of $76,000 net of an original issue discount of $4,000 and transaction costs of $4,500.  The $8,500 is recorded as a discount amount on the note payable and will be amortized as interest expenses over the life of the note.  The note matures on October 1, 2020 and interest costs accrue on the unpaid principal balance at 8% annually until October 1, 2020, and after that, if not paid at maturity, interest accrues annually at up to 24% until the principal amount and all interest accrued and unpaid are paid.

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

Interest Expense.  During the nine-month period ended December 31, 2019, $1,685 of regular interest, $2,113 of original issue discount and transaction cost amortization, and $18,896 of derivative liability note discount amortization were recognized as interest expense.  There was no corresponding expense during the nine-month period ended December 31, 2018.

Convertible Note, $150,000 with 10% Interest Rate.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Interest Expense.  During the nine-month period ended December 31, 2019, $2,542 of regular interest, $1,250 of original issue discount amortization, and $23,750 of derivative liability note discount amortization were recognized as interest expense.  There was no corresponding expense during the nine-month period ended December 31, 2018.

Changes in Derivative Liabilities for Periods Ended December 31, 2019

The Company’s embedded conversion options are accounted for at Level 3 Fair Values.  The following table shows the change in fair value of the derivative liabilities for the periods ended December 31, 2019 and 2018:

Derivative Liabilities Measured at Fair Value (Level 3)	Amount	Amount

Balance as of March 31, 2019 and 2018, respectively	$2,147,415	$234,138

Issuances	1,259,838	2,118,246
Redemptions/Conversions	(1,571,817)	(1,773,987)
Revaluation (gain) loss	(918,396)	1,569,018
Net change	(1,230,375)	1,913,277

Balance as of December 31, and March 31, 2019, respectively	$917,041	$2,147,415

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

• 21,214,413 shares of Class A common stock at a price of $.00455 for conversion of $40,016 of convertible debt and $56,510 of accrued interest.

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

During the three-month period ended September 30, 2019, the Company approved for issuance 10,000 shares of Class A common stock at a price of $1.14 for financing fees. In addition, 20,000 shares that had been approved to be issued (but were not issued) in a prior period were finally issued and thus moved from “to be issued” category to the regular “additional paid in-capital” category.  There were no note balance conversions in the three-month period ended September 31, 2019.

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the three-month period ended December 31, 2019, note holders converted note principal, accrued interest and fees totaling $369,399 into 2,006,659,853 shares of Class A common stock.

Shares	Principal	Interest	Fee	Price
10,250,000	$20,000	$-	$500	$0.0020000
2,862,696	$7,000	$443	$-	$0.0026000
2,687,595	$6,250	$388	$-	$0.0024700
3,097,996	$7,000	$451	$-	$0.0024050
15,118,396	$6,744	$9,537	$500	$0.0011100
4,821,176	$5,000	$327	$-	$0.0011050
38,837,860

17,000,000	$11,400	$-	$500	$0.0007000
17,039,500	$5,914	$742	$500	$0.0004200
16,413,066	$14,000	$936	$-	$0.0009100
11,711,571	$10,000	$658	$-	$0.0009100
10,556,681	$9,000	$607	$-	$0.0009100
20,000,000	$13,500	$-	$500	$0.0007000
17,039,500	$6,123	$533	$500	$0.0004200
12,648,130	$10,000	$688	$-	$0.0008450
21,402,738	$13,000	$912	$-	$0.0006500
22,730,000	$10,865	$-	$500	$0.0005000
20,558,481	$10,000	$690	$-	$0.0005200
22,048,692	$11,000	$465	$-	$0.0005200
23,076,923	$9,000	$-	$-	$0.0003900
21,957,154	$8,000	$563	$-	$0.0003900
27,000,000	$7,600	$-	$500	$0.0003000
31,057,600	$9,680	$414	$-	$0.0003250
23,066,800	$7,000	$497	$-	$0.0003250
26,450,067	$2,704	$764	$500	$0.0001500
34,844,462	$6,350	$445	$-	$0.0001950
36,160,000	$4,924	$-	$500	$0.0001500
36,805,487	$6,880	$297	$-	$0.0001950
36,257,128	$6,600	$470	$-	$0.0001950
41,515,385	$5,397	$-	$-	$0.0001300
42,068,308	$5,100	$369	$-	$0.0001300
46,000,000	$4,100	$-	$500	$0.0001000
48,749,308	$6,070	$267	$-	$0.0001300
51,176,923	$6,653	$-	$-	$0.0001300
50,000,000	$4,500	$-	$500	$0.0001000
53,670,923	$3,340	$149	$-	$0.0000650
50,000,000	$2,000	$-	$500	$0.0000500
58,905,667	$353	$914	$500	$0.0000300
64,340,000	$1,908	$166	$500	$0.0000400
67,556,500	$1,794	$408	$500	$0.0000400
38,501,846	$2,390	$113	$-	$0.0000650
67,961,231	$4,200	$217	$-	$0.0000650
69,000,000	$2,950	$-	$500	$0.0000500
69,470,085	$4,064	$-	$-	$0.0000585
83,145,299	$4,864	$-	$-	$0.0000585
62,068,000	$3,840	$194	$-	$0.0000650
89,437,231	$5,500	$313	$-	$0.0000650
94,854,701	$5,549	$-	$-	$0.0000585
99,591,837	$6,344	$-	$-	$0.0000637
104,553,846	$3,398	$-	$-	$0.0000325
109,430,923	$6,700	$413	$-	$0.0000650
1,967,822,013
	(a)	(b)	(c)	∑ (a+b+c)
2,006,659,853	$336,549.43	$24,349.79	$8,500.00	$369,399.22

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

IronClad is evaluating its options and is monitoring the closing bid price of its common stock and will consider options available to it to potentially regain compliance with the listing standards of the OTCQB Venture Market and possibly resume trading on the OTCQB market.

Depressed Trading Prices of Class A Common Shares.

The Company had a significant decline resulting in depressed share trading prices during (and subsequent to) the three-month period ended December 31, 2019.  Several conversions of outstanding convertible debt also occurred during the period, further driving down the market-trading prices of its Class A stock.  As a result, the Company issued 1,967,822,013 shares below its par value, recognizing a “discount” on common stock of $1,662,564 during the three-month period ended December 31, 2019.  The issuance of below-par stock may be in violation of Delaware statutes, and this could possibly affect the ability of the owners of those shares to exercise any valid “voting” of those shares.

Reverse Stock Split Plans

On February 12, a majority of the voting shareholders approved, and the Board of Directors formally resolved, to execute a reverse stock split of the issued and outstanding shares of the Company’s common stock with the intent to increase the effective trading price to a reasonable level above its par value.  Specific action on a reverse stock split will not occur until the Company’s formal request has been submitted, reviewed, and approved by the appropriate regulatory bodies, a Schedule 14C Information Statement has been filed and mailed to shareholders, and the requisite notice timeline of three to four weeks has elapsed.

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

General and administrative expenses recognized for the three-month period ended December 31, 2019 and December 31, 2018 were $430,918 and $690,572, respectively of which $308,063 and $550,058 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

General and administrative expenses recognized for the nine-month period ended December 31, 2019 and December 31, 2018 were $1,264,549 and $1,985,301, respectively, of which $955,213 and $1,616,600 were recognized as compensation expenses in connection with the issuance of stock options or warrants.

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

Significant components of the deferred tax asset amounts at an anticipated tax rate of 21% for the period ended December 31, 2019 and March 31, 2019 are as follows:

	December 31, 2019	March 31, 2019
Net operating losses carryforwards	$4,935,089	$3,872,481

Deferred tax asset	1,036,369	813,221
Valuation allowance for deferred asset	(1,036,369)	(813,221)
Net deferred tax asset	$-	$-

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2019, the Company has net operating loss carryforwards of approximately $4,935,089 which will begin to expire in the year 2033.  The increase in the allowance account amount (and also in the deferred tax asset amount) from March 31, 2019 to December 31, 2019 was $223,148.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the three-month period ended December 31, 2017, the Company recorded the award of 372,500 stock options for services valued at $261,991 (using the Black-Scholes option pricing model) and 82,500 stock warrants for financing fees valued at $287,629 (using the Black-Scholes option pricing model).  Of the total 455,000 options and warrants awarded during the period 155,000 vested immediately and received full expense recognition during the three-month period ended December 31, 2017.  The remaining 300,000 options vest periodically over the next four years and will be expensed on a straight line basis.

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

During the three-month period ended December 31, 2019, the Company did not award any stock options or warrants.

The fair value of stock options and warrants is estimated on the date of each award using the Black-Scholes option pricing model to value the stock option or warrant based on its terms and conditions.  There was

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

one exercise of 25,000 options during 2017.

The tables below summarize the assumptions used to estimate the fair values of the options and warrants at December 31, 2019:

Number of Options*	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Options in Years	Vested Options*
75,000	01/16/17	$0.75	1.54%	226.01%	3.00	75,000
6,000,000	01/20/17	$0.15	1.54%	220.00%	3.00	3,000,000
3,000,000	01/20/17	$0.15	1.54%	220.00%	4.00	2,000,000
‡350,000	01/31/17	$0.15	1.19%	132.84%	1.93	‡350,000
‡100,000	02/01/17	$0.15	1.22%	134.90%	2.00	‡100,000
†100,000	03/13/17	$0.15	1.40%	144.84%	2.00	†100,000
20,000	03/21/17	$0.15	1.54%	233.07%	3.00	20,000
5,000	04/30/17	$0.75	1.45%	219.35%	3.00	5,000
1,700,000	05/05/17	$1.47	1.71%	565.34%	4.00	850,000
1,000,000	05/05/17	$1.47	1.32%	202.99%	2.00	1,000,000
80,000	05/31/17	$0.75	1.44%	196.06%	3.00	80,000
‡660,000	06/12/17	$2.50	1.64%	589.85%	4.00	230,000
5,000	06/30/17	$3.49	1.55%	197.13%	3.00	5,000
300,000	07/26/17	$3.16	1.63%	296.38%	4.00	150,000
5,000	07/31/17	$3.50	1.51%	170.61%	3.00	5,000
37,500	08/25/17	$2.50	1.62%	170.38%	3.00	37,500
25,000	08/31/17	$3.75	1.44%	170.57%	3.00	25,000
37,500	10/26/17	$4.50	1.76%	220.28%	3.00	37,500
25,000	01/25/18	$2.70	2.20%	247.35%	3.00	25,000
25,000	03/02/18	$1.80	2.52%	297.39%	3.84	25,000
400,000	03/02/18	$1.80	2.71%	369.15%	5.84	134,000
‡3,400,000	03/02/18	$1.80	2.79%	369.05%	6.84	1,601,000
350,000	03/02/18	$1.80	2.79%	395.11%	7.84	116,667
20,000	04/02/18	$1.69	2.55%	372.73%	4.75	20,000
20,000	05/01/18	$1.20	2.82%	365.73%	4.67	20,000
20,000	06/06/18	$1.14	2.81%	312.26%	4.57	20,000
270,000	10/11/18	$0.32	2.97%	361.56%	2.97	270,000
500,000	12/19/18	$0.15	2.62%	488.82%	6.4	166,667
18,530,000	Issued				Vested	10,468,334
†(25,000)	Exercised				Exercised	†(25,000)
‡(1,050,000)	Forfeited				Forfeited	‡(450,000)
17,455,000	Unexercised				Unexercised	9,993,334

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Number of Warrants	Date Issued	Exercise Price	Risk-free Interest Rate	Volatility	Life of Warrants in Years	Vested Warrants
‡†500,000	03/15/17	$0.15	1.02%	114.94%	1.40	‡†500,000
82,500	08/24/17	$3.00	1.63%	285.16%	4.00	82,500
†62,500	06/06/18	$3.00	2.69%	311.00%	4.00	†62,500
30,195	10/26/18	$3.00	2.44	263.28%	5.00	30,195
675,195	Issued					675,195
†(193,559)	Exercised					†(193,559)
‡(368,941)	Forfeited					‡(368,941)
112,695	Outstanding					112,695

Options* and Warrants						Options and Warrants
19,205,195	Issued				Vested	11,143,529
† (218,559)	Exercised				Exercised	† (218,559)
(1,418,941)	Forfeited				Forfeited	(818,941)
17,567,695	Outstanding				Unexercised	10,106,029

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

Note 13.  Commitments and Contingencies

In the three month period ended June 30, 2019, complaints were filed against the Company by two contractors requesting disputed compensation.  We are answering these claims, and are vigorously defending our legal rights.  Because of the preliminary nature of the complaints the Company is unable to predict any likely outcome of addressing the complaints.  No other complaints have been filed in the nine months ended December 31, 2019.

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

IronClad Encryption Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14.  Subsequent Events

The Company has evaluated events from December 31, 2019, through the date that this Form 10-Q was filed, and identified the following that required disclosure:

New U.S. Patents Issued by the United States Patent and Trademark Office

On January 14, 2020 the U.S. Patent and Trademark Office, an agency within the U.S. Department of Commerce, formally issued a new patent that the Company had applied for on April 5, 2019.  The patent (USP 10,536,445) covers the Company’s key management approach for use in Blockchain situations by securitizing and encrypting the blockchain with Distributed Auto-synchronous Array data bases (“DASA dBs”).

The Company is optimistic that another patent, previously applied for (USP 10,579,793), will be issued in March 2020 which covers uses in software containers.  Software containers are a standard unit of software that packages up software code and all its dependencies so that a given application runs quickly and reliably from one computing environment to another. A container image is a lightweight, standalone, executable package of software that includes everything needed to run an application: code, runtime, system tools, system libraries and settings.

Additional Stock Issuances

Subsequent to December 31, 2019 555,690,115 shares of Class A common stock were issued to repay $16,597 of convertible notes principal balances, $6,397 of accrued interest and $1,500 of related financing fees.

Depressed Trading Prices of Class A Common Shares.

The Company had a significant decline resulting in depressed share trading prices during (and subsequent to) the three-month period ended December 31, 2019.  Several conversions of outstanding convertible debt also occurred during the period, further driving down the market-trading prices of its Class A stock.  As a result, the Company issued 1,967,822,013 shares below its par value, recognizing a “discount” on common stock of $1,662,564 during the three-month period ended December 31, 2019.  The issuance of below-par stock may be in violation of Delaware statutes, and this could possibly affect the ability of the owners of those shares to exercise any valid “voting” of those shares.

Reverse Stock Split Plans

On February 12, 2020, a majority of the voting shareholders approved, and the Board of Directors formally resolved, to execute a reverse stock split of the issued and outstanding shares of the Company’s common stock with the intent to increase the effective trading price to a reasonable level above its par value.  Specific action on a reverse stock split will not occur until the Company’s formal request has been submitted, reviewed, and approved by the appropriate regulatory bodies, a Schedule 14C Information Statement has been filed and mailed to shareholders, and the requisite notice timeline of three to four weeks has elapsed.

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

Review of the Quarter and Comparative Results and Liquidity

Results of Operations

Three and Nine months ended December 31, 2019 compared to Three and Nine months ended December 31, 2018

Periods Ended December 13	’2019	2018	Change Loss: (Increase) Loss: Decrease
Quarter
Loss from operations	$(2,303,064)	$(2,952,133)	$649,069
Net loss	$(2,780,856)	$(325,172)	$(2,455,684)
Net loss per share	$(0.00)	$(0.00)

Year to Date
Loss from operations	$(6,841,488)	$(8,085,358)	$1,243,870
Net loss	$(7,793,542)	$(10,946,741)	$3,153,199
Net loss per share	$(0.01)	$(0.16)

General:  Net losses and Losses from Operations.  The net loss for the three-month period ended December 31, 2019 of $2,780,856 increased by $2,455,684 as compared to December 31,2018 primarily as a result of a decrease in the gains on revaluations of derivatives offset by an increase in losses on issuances with derivative liabilities and a decrease in operating expense.

The loss from operations for the three-month period ended December 31, 2019 of $2,303,064 decreased by $649,069 as compared to December 31, 2018 as a result of a decrease in product development cost, services expense, general and administrative expense, and officers and directors’ fees.

The net loss for the nine-month period ended December 31, 2019 of $7,793,542 decreased by $3,153,199 as compared to December 31, 2018 primarily as a result of an increase in losses on issuances with derivative liabilities and a change from losses to gains on revaluations of derivatives and a decrease in operating expense.

The loss from operations for the nine-month period ended December 31, 2019 of $6,814,488 decreased by $1,243,870 as compared to December 31, 2018 as a result of lower product development cost, services expense, general and administrative expense, and officers and directors’ fees.

Large components of the operating expenses recognized are (non-cash) expenses related to stock compensation awards (stock options, stock grants, or stock warrants).  Those year-to-date amounts are evident from studying the statements of cash flows.  Stock grants are priced on the date of the award and fully expensed on that date.  Stock options and warrants are priced also on the date of the award, but the ultimate expense to be recognized occurs ratably over the vesting period of each award.  Vesting periods are generally two to four years; most awards were made back in calendar years 2017 or the first half of 2018.  As the end-dates of the individual vesting periods are now being reached, the related expenses become fully recognized and no longer continued.

Few if any additional options or grants have been made to “replace” the expiring recognition periods of the options, thus the historical (vesting) expenses have been “tapering off” and will continue to do so in quarters and fiscal years to come in the near future (absent any new awards).

The outstanding options and warrants—vested or unvested—are not dilutive at present.    Few stock options awarded have been exercised and 17,567,695 remain outstanding (of the 19,205,195 issued).  The 17,567,695 of outstanding options (if fully exercised) would dilute the 2,308,566,024 total shares of Class A stock outstanding at December 31, 2019 by not even 0.8% (well less than 1.0%.).  Given that IronClad’s stock trades at fractions of a penny, the options have little to no economic value or value as a compensation or retention incentive.

Customer Service: Revenue, expenses and operating profits.  In February 2018, IronClad formed a new wholly-owned subsidiary, Ironclad Pipeline IC, Inc. which began generating a modest level of revenue through a moderately profitable service contract with a major energy company in the eastern United States.  The services were to provide an array of services in support of an infrastructure project.  Revenues during the three and nine month periods ended December 31, 2018 were $0 and $780,211, respectively.  The contract and services ended at the end of July 2018, thus, there were no revenues in the three- or nine-month periods ended December 31, 2019.

Expenses recognized for providing the services under the contract were $24,256 for the three-month period ended December 31, 2018 and $562,181 for the nine-month period ended December 31, 2018 and were mostly related to the direct salary and compensation costs of the staff of approximately ten to eleven employees.

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

The modest operating profit of the services provided reduced or ‘blunted” the decrease in operating losses for the nine-month period ended December 31, 2019.  The $218,030 of profits in the nine-month period ended December 31, 2018 that did not reoccur in the nine-month period ended December 31, 2019 offset an otherwise expense reduction of $1,370,550 related to the tapering off of stock compensation expenses discussed above.

All invoice amounts that were billed for services rendered under the contract through the end-date of the contract were submitted, approved and were paid promptly by the customer and collected in full by IronClad.

During the broader course of the contract through July 29, 2018, IronClad billed approximately $1,375,000 of which approximately $975,000 was earned for services rendered since the inception of the contract in late February 2018.  Amounts invoiced in excess of the amounts recognized as services revenue were for certain project costs incurred under the terms of contract that were reimbursed by the customer.

Product development costs.  The $345,069 and $1,101,004 of product development costs incurred during the three and nine month periods ended December 31, 2019, respectively, and the $562,724 and $1,712,521 of product development costs incurred during the three and nine month periods ended December 31, 2018 are primarily related to research and product development costs for cyber encryption software and prototype products being developed and tested.  Of the amounts for the nine month periods ended December 31, 2019 and 2018, $1,100,204 and $1,684,958 are related to expenses related to stock options (non-cash costs).

The declines of the expenses from earlier periods to the present relate to the fact that many of the multi-year vesting periods that started as early as in 2017 are now fully vested or vesting, after which expense recognition has ended for a given stock option award.

General and administrative, and Officer compensation.  Compensation expenses for officers and directors fee expenses were low until they were increased on July 1, 2017.  The rates of compensation for seven of the Company’s initial employees (now 6) were a uniform $5,000 per person per month in the three months ended March 31, 2017 and were increased to recorded compensation amounts that averaged about $15,000 per person after mid-2017.

While the higher compensation rates do receive expense recognition, the deferred amounts in excess of $5,000 per person per month are accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  Until that time, individuals were generally paid $5,000 per person per month until mid-October 2017.

The uniform monthly compensation amounts that were being paid through much of calendar 2017 were effectively suspended after the middle of October 2017 because of limited amounts of cash available to use for other operating costs of the company.  The $5,000 per person per month amounts that were suspended for half of October, 2017 through to January 2019 (with some ad hoc exceptions) were nevertheless accrued and are to be paid at a later date based on the liquidity and financial strength of the Company.  The $5,000 monthly payments were made (again, with some ad hoc exceptions) between February 2019 through December 31, 2019.

Cumulative accrued amounts for suspended and deferred salaries as of December 31, 2019 and 2018 were $2,285,060 and $1,686,260, respectively.

Stock options issued.  Of the $2,303,064 of operating expenses for the three-month period ended December 31, 2019, $1,834,579 relates to stock options and warrants issued.  This total amount for options and warrants includes $345,069 for product development expenses, $308,063 for general and administrative, and $1,181,447 for officers and directors.

Of the $2,952,133 of operating expenses for the three-month period ended December 31, 2018, $2,319,227 relates to stock options and warrants issued.  This total amount for options and warrants includes $562,724 for product development expenses, $550,056 for general and administrative, and $1,206,447 for officers and directors.

Of the $6,841,488 of operating expenses for the nine month period ended December 31, 2019, $5,586,917 relates to stock options and warrants issued.  This total amount for options and warrants includes $1,100,204 for product development expenses, $955,213 for general and administrative, and $3,531,500 for officers and directors.

Of the $8,865,569 of operating expenses for the nine month period ended December 31, 2018, $6,858,058 relates to stock options and warrants issued.  This total amount for options and warrants includes $1,684,958 for product development expenses, $1,616,600 for general and administrative, and $3,556,500 for officers and directors.

Stock grants issued.  In addition to the expenses recognized above for stock options during the three month period ended December 31, 2019, another $11,400 of financing expense was recognized for a stock grant award of 10,000 shares issued at a price of $1.14 per share

During the three month period ended December 31, 2018, another $6,209 of was paid for professional services and $16,791 to reduce accounts payable with a 20,000 share stock grant awarded at a price of $1.15 per share, and $900 of professional fees expense was recognized for a 2,000 share stock grant awarded at $0.45 per share.

In addition to the expenses recognized above for stock options and warrants during the nine month period ended December 31, 2018, another $85,400 of general and administrative expenses was recognized for a 50,000 share stock grant awarded at a price of $1.69 per share.

Interest expenses.  Interest expenses and financing fee expenses decreased to $228,924 and $8,500, respectively, during the three month period ended December 31, 2019 compared to $334,781 and $99,475, respectively, during the three-month period ended December 31, 2018.

Interest expenses and financing fee expenses decreased to $1,009,334 and $21,400, respectively, during the nine month period ended December 31, 2019 compared to $1,122,264 and $623,081, respectively, during the nine month period ended December 31, 2018.  See the tables below regarding interest expenses.

Summary information regarding interest expense for individual notes for the nine month periods ended December 31, 2019 and 2018 are as follows:

Nine Months Ended December 31, 2019	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Default Interest	Total Expense 2019
Note, 10%, convertible	$2,102	$-	$-	$-	$42,116	$44,218
Note, 10%, convertible	406	-	-	-	-	406
Note, 10%, convertible	2,080	-	-	-	134,308	136,388
Note, 12%, convertible	(22)	-	-	-	-	(22)
Note, 9%, convertible	(697)	2,375	-	35,351	-	37,029
Note, 9%, convertible	(291)	-	-	-	-	(291)
Note, 10%, convertible	816	2,836	-	57,847	-	61,499
Note, 12%, convertible	20,782	13,210	-	64,434	-	98,426
Note, 10%, convertible	6,284	3,767	-	76,849	-	86,900
Note, 12%, convertible	8,159	5,839	-	37,671	-	51,669
Note, 9%, convertible	19,932	12,992	-	123,425	-	156,349
Note, 12%, convertible	7,166	8,453	-	56,352	-	71,971
Note, 8%, convertible	1,899	5,200	-	38,000	-	45,099
Note, 12%, convertible	4,471	5,315	-	34,290	-	44,076
Note, 10%, convertible	9,493	4,713	-	89,549	-	103,755
Note, 8%, convertible	1,685	2,113	-	18,896	-	22,694
Note, 10%, convertible	2,542	1,250	-	23,750	-	27,542
Other	21,626	-	-	-	-	21,626

Totals	$108,433	$68,063	$-	$656,414	$176,424	$1,009,334

Nine Months Ended December 31, 2018	Regular Interest Expense	Original Issue Discount Amortization	Beneficial Conversion Feature Amortization	Derivative Liability Amortization	Total Expense 2018
Note, 10%, convertible	$ 11,623	$-	$-	$79,137	$90,760
Note, 10%, convertible	15,694	-	-	155,000	170,694
Note, 10%, convertible	12.098	20,916	-	57,024	90,038
Note, 12%, convertible	4,133	1,178	-	57,990	63,301
Note, 8.5%	16,137	10,706	-	-	26,539
Note, 12%, convertible	2,492	2,585	-	42,862	47,939
Note, 6%, insurance	726	-	-	-	726
Note, 10%, convertible	9,167	11,544	59,004	17,166	96,881
Note, 10%, convertible	8.873	58,121	165,865	26,342	259,201
Note, 12%, convertible	6,303	6,367	-	46,162	58,832
Note, 9%, convertible	5,759	4,029	-	59,958	69,746
Note, 9%, convertible	6,408	6,781	-	64,418	77,607
Note, 10%, convertible	1,993	914	-	19,003	21,910
Note, 12%, convertible	3,986	7,452	-	36,348	47,789
Other	-	-	-	-	-
Totals	$ 105,392	$130,593	$224,869	$661,410	$1,122,264

Effective income tax rate.  We estimate our effective tax rate for the three and nine month periods ended December 31, 2019 and December 31, 2018 to be 21%.

Recent Accounting Pronouncements.  Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the financial statements.

Liquidity and Capital Resources

General

Nine Months Ended December 31	2019	2018
Net cash used in operating activities	$ (316,076)	$ (200,300)
Net cash used in investing activities	(260,027)	(200,599)
Net cash used in financing activities	449,000	62,807
Increase (Decrease) in the cash and cash equivalents	(127,103)	(338,092)

Cash and cash equivalents at the beginning of the period	277,575	448,061
Cash and cash equivalents at the end of the period	$ 150,472	$ 109,969

Working Capital Deficits

The Company’s working capital at December 31, 2019 was a deficit of $5,197,676 compared to working capital deficits of $5,403,654 at March 31, 2019 and $7,906,002 at December 31, 2018.  The $205,978 net decrease in the working capital deficit in the nine month period ended December 31, 2019 was due largely to a:

•$     357,494 net increase in accounts payable, and

•$    598,800 increase in accrued liabilities for unpaid, deferred executive compensation, and

•$(1,230,374) net decrease in derivative liabilities resulting from onet valuation changes at period-end, during which the trading stock prices declined

If one were to exclude consideration of the notes payable or related derivative liabilities (all of which receive accounting recognition as current liabilities), focusing only on conventional current assets, accounts payable and accrued liabilities, a working capital deficit measured on that more narrow basis would be $3,849,955 and $2,809,519 at December 31, 2019 and 2018, respectively.  The $1,040,436 net increase in such a deficit measurement is explained by the first two bullet points in the paragraph immediately above.

As of the date of this filing the Company’s cash balances, are about a third of the $150,472 total at December 31, 2019, and cash remains significantly less than the combined sum of its accounts payable and accrued liabilities as well as note balances, all of which are due within the next twelve months if not sooner.

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

Sources and Uses

Nine Month period ended December 31, 2019.  Net cash used in operating activities was $316,076 during the nine-month period ended December 31, 2019 compared with a net use of $200,300 during the nine month period ended December 31, 2018.  The uses of cash for operations are described above in the discussions of results of operations.  The operating cash flow net use in the nine month period ended December 31, 2018 did benefit from the modestly profitable operations of our service contract (individually, an approximate $218,030 source of cash in the period).

Cash flow used by investing activities was $260,027 for the nine month period ended December 31, 2019 and $200,599 for the nine month period ended December 31, 2018. The costs in both periods relate solely and directly to new patent and trademark applications and related filing costs incurred with outside parties.

Net cash flow used by financing activities was $449,000 for the nine month period ended December 31, 2019, compared to net cash of $62,807 used for the nine month period ended December 31, 2018.  The elements of the cash sources for the nine month period ended December 31, 2019 relate to five convertible note placements:

•$  43,200 ($  38,000 net of $5,200 loan discount and closing costs),

•$  57,750 ($  50,000 net of $7,750 loan discount and closing costs),

•$150,000 ($142,500 net of $7,500 loan discount and closing costs),

•$  84,500 ($  76,000 net of $8,500 loan discount and closing costs) and another

•$150,000 ($142,500 net of $7,500 loan discount and closing costs).

As a net result of all cash flow activities, cash decreased by $127,106 during the nine month period ended December 31, 2019.  The Company had cash of $150,472 as of December 31, 2019.  Cash at the beginning of the period at March 31, 2019 was $277,575.

Nine Month period ended December 31, 2018.  The original balance of the working capital loan had been paid down by $100,000, but that $100,000 was re-borrowed ($98,000 net of $2,000 of transaction costs) by amending the working capital loan which increased the loan balance back to $500,000 (having previously been paid down to a balance of $400,000).  Thus, the re-borrowed $100,000 and initial $500,000 ($600,000 in total cash repayments) were repaid in the nine month period ended December 31, 2018.

Four other notes were repaid for cash totaling $316,457 ($25,457, $88,000, $53,000, and $150,000, respectively)

Cash raised during the nine months ended December 31, 2018 (excluding the amended working capital loan) relate mostly to proceeds of $946,170 (857,846 net of $88,324 of costs related to the transactions) issuing six new convertible notes payable.  Details of each of seven amounts raised are:

•$100,000 ($ 98,000 net of $  2,000 of costs related to the transaction to amend existing loan),

•$250,000 ($235,000 net of $15,000 of costs related to the transaction),

•$115,500 ($101,500 net of $14,000 of costs related to the transaction),

•$135,000 ($126,500 net of $  8,500 of costs related to the transaction),

•$157,500 ($142,500 net of $15,000 of costs related to the transaction),

•$181,170 ($150,346 net of $30,824 of costs related to the transaction),

•$107,000 ($102,000 net of $  5,000 of costs related to the transaction),

and,

•$ 21,000 of cash proceeds from the exercise of stock options.

As a net result of all cash flow activities, cash decreased by $338,092 during the nine-month period ended December 31, 2018.

Reverse Stock Split Plans

On February 12, a majority of the voting shareholders approved, and the Board of Directors formally resolved, to execute a reverse stock split of the issued and outstanding shares of the Company’s common stock with the intent to increase the effective trading price to a reasonable level above its par value.  Specific action on a reverse stock split will not occur until the Company’s formal request has been submitted, reviewed, and approved by the appropriate regulatory bodies, a Schedule 14C Information Statement has been filed and mailed to shareholders, and the requisite notice timeline of three to four weeks has elapsed.

Critical Accounting Policies

In Note 2 to the unaudited financial statements for the nine month period ended December 31, 2019 included in this report, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position.  We believe that the accounting principles used by us conform to accounting principles generally accepted in the United States of America.

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

We account for non-employee share-based awards based upon the provisions of ASC Topic 718, “Compensation-Stock Compensation”.

IronClad had early adopted this new standard in the nine month period ended December 31, 2018 and recognition of expenses for outstanding options were re-evaluated for compliance and have been recognized on a straight line basis through final vesting of the respective options.

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

Item 4.  Control and Procedures

Evaluation of Disclosure Controls and Procedures

During the quarter ended March 31, 2017 the Company underwent a reverse merger with InterLok and experienced a complete change in board membership and executive officer leadership.  As a result, it changed from a shell corporation to an active operational entity and is in the process of implementing more efficient and effective disclosure controls and procedures.  This is an evolving process, and leadership continues to update and evaluate its policies, though an official evaluation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) has not been completed as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

Since transitioning from a shell corporation to an active operating company, additional staff and constant policy and procedural assessments have improved our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2019.  During the quarter ended September 30, 2017 a new director joined and remains on the board of directors as an independent director and assumed the role of Chairman of our newly constituted Audit Committee.  Since we are a developing company these processes are continually evolving.  Nevertheless, management has identified at least two material weaknesses in internal control over financial reporting.

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

As a result of these material weaknesses in internal control over financial reporting the Company’s management has concluded that as of December 31, 2019 the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework by COSO - 2013.

Part II – Other Information

Item 1.  Legal Proceedings

 None

Item 1A.  Risk Factors

Risks Related to Our Business and Our Industry

We lack an operating history and through December 31, 2019 have had modest revenues and no profits.  We anticipate continuing to sustain losses on a consolidated basis and as a result, we may have to suspend or cease operations.

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

One large element of the cumulative losses incurred through December 31, 2019 are a result of costs recognized and incurred from the issuance of stock options, stock grants, re-incorporation between states, and legal and accounting costs.  We have had modest revenues in the past and no profits, and have limited current prospects for future new revenues.  Our ability to achieve and maintain profitability and positive cash flow in the future will depend on:

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

For the nine month period ending December 31, 2019 and the last three fiscal years we have incurred net losses of $7,793,542 in the nine-month period ended December 31, 2019, $14,030,370 in the fiscal year ended March 31, 2019, and $11,271,452 in fiscal year ended March 31, 2018.  As a result, we have an accumulated deficit of $36,156,560 as of December 31, 2019.

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

In the future, we may issue our authorized but previously unissued equity securities, which would result in the dilution of the ownership interests of our present stockholders and the purchasers of our common stock offered hereby.  The Company is authorized, as of late December 2019, to issue an aggregate of 50,000,000,000 shares of common stock and 20,000,000 shares of preferred stock.  We may issue additional shares of our common stock or other securities that are convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

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

Depressed Trading Prices of Class A Common Shares.

The Company had a significant decline resulting in depressed share trading prices during (and subsequent to) the three-month period ended December 31, 2019.  Several conversions of outstanding convertible debt also occurred during the period, further driving down the market-trading prices of its Class A stock.  As a result, the Company issued 1,967,822,013 shares below its par value, recognizing a “discount” on common stock of $1,662,564 during the three-month period ended December 31, 2019.  The issuance of below-par stock may be in violation of Delaware statutes, and this could possibly affect the ability of the owners of those shares to exercise any valid “voting” of those shares.

Reverse Stock Split Plans

On February 12, a majority of the voting shareholders approved, and the Board of Directors formally resolved, to execute a reverse stock split of the issued and outstanding shares of the Company’s common stock with the intent to increase the effective trading price to a reasonable level above its par value.  Specific action on a reverse stock split will not occur until the Company’s formal request has been submitted, reviewed, and approved by the appropriate regulatory bodies, a Schedule 14C Information Statement has been filed and mailed to shareholders, and the requisite notice timeline of three to four weeks has elapsed.

In light of IronClad’s limited cash and other financial resources, IronClad may not be able to pay for all the costs required by various regulations (notices to shareholders, etc.) or to sufficiently fund its ongoing business affairs through the end of the review and finalization periods.

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

Item 3.  Defaults Upon Senior Securities.

 Not applicable.

Item 4.  Mine Safety Disclosures

 Not applicable:  As of May 17, 2007, the Company had disposed of all of its mineral properties or claims.

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

3.6

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated October 28, 2019. (incorporated by reference from Exhibit 3.6 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

3.7*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated December 2, 2019.
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

10.41

Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019. (incorporated by reference from Exhibit 10.41 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

10.42

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019. (incorporated by reference from Exhibit 10.42 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

10.43

Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019. (incorporated by reference from Exhibit 10.43 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

10.44

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019. (incorporated by reference from Exhibit 10.44 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

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

Dated:  February 19, 2020

  /s/ David G. Gullickson

David G. Gullickson

Vice President of Finance, Treasurer, and

Principal Financial and Accounting Officer

Dated:   February 19, 2020

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

3.6

Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated October 28, 2019. (incorporated by reference from Exhibit 3.6 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

3.7*	Certificate of Amendment of Certificate of Incorporation of IronClad Encryption Corporation, dated December 2, 2019.
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

10.41

Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019. (incorporated by reference from Exhibit 10.41 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

10.42

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and GS Capital Partners, LLC dated October 1, 2019. (incorporated by reference from Exhibit 10.42 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

10.43

Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019. (incorporated by reference from Exhibit 10.43 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

10.44

Convertible Promissory Note pursuant to Securities Purchase Agreement by and between IronClad Encryption Corporation and Odyssey Funding, LLC dated October 31, 2019. (incorporated by reference from Exhibit 10.44 of the Company’s quarterly report on Form 10-Q (No. 000-53662) filed November 19, 2019).

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